Form 10-K
period 1993-12-31
LAWTER INTERNATIONAL INC
filed 1994-03-25
CIK 58091

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
/X/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
FOR THE TRANSITION PERIOD FROM _______________________ TO ______________________
COMMISSION FILE NUMBER 1-7558

                           LAWTER INTERNATIONAL, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                   36-1370818
     (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)
990 SKOKIE BOULEVARD, NORTHBROOK, ILLINOIS                    60062
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (708) 498-4700

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                 NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS             WHICH REGISTERED
- -----------------------------  -----------------------------
   COMMON STOCK, $1.00 PAR
       VALUE PER SHARE            NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None
                                (TITLE OF CLASS)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                YES _X_ NO ____

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

    AS OF FEBRUARY 14, 1994, 44,815,251 COMMON SHARES WERE OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE COMMON SHARES (BASED UPON THE FEBRUARY 14, 1994 CLOSING PRICE OF THESE SHARES ON THE NEW YORK STOCK EXCHANGE) OF LAWTER INTERNATIONAL, INC. HELD BY NON-AFFILIATES WAS APPROXIMATELY $345 MILLION.

                      DOCUMENTS INCORPORATED BY REFERENCE

ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1993 -- PARTS I, II AND IV.
PROXY STATEMENT TO STOCKHOLDERS FOR THE 1994 ANNUAL MEETING -- PART III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

FORM 10-K
 ITEM NO.                                           NAME OF ITEM                                             PAGE
- ----------  --------------------------------------------------------------------------------------------     -----
Part I
Item 1.     Business....................................................................................           2
Item 2.     Properties..................................................................................           4
Item 3.     Legal Proceedings...........................................................................           5
Item 4.     Submission of Matters to a Vote of Security Holders.........................................           5
Item 4A.    Executive Officers of the Registrant........................................................           5
Part II
Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters...................           5
Item 6.     Selected Financial Data.....................................................................           5
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......           5
Item 8.     Financial Statements and Supplementary Data.................................................           5
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........           6
Part III
Item 10.    Directors and Executive Officers of the Registrant..........................................           6
Item 11.    Executive Compensation......................................................................           6
Item 12.    Security Ownership of Certain Beneficial Owners and Management..............................           6
Item 13.    Certain Relationships and Related Transactions..............................................           6
Part IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................           6
Report of Independent Public Accountants on Schedules and Consent of
  Independent Public Accountants........................................................................           9
Signatures..............................................................................................          12

                                     PART I

ITEM 1. BUSINESS.

    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS--

  INDUSTRY SEGMENTS.

    The Company is engaged predominantly in a single industry--specialty chemicals. Reference is made to Note 8 in the Company's 1993 Annual Report to Stockholders (hereby incorporated by reference) for information on the amounts of revenue, operating profit and identifiable assets for the industry segment.

    NARRATIVE DESCRIPTION OF BUSINESS--

  PRINCIPAL PRODUCTS.

    Reference is made to the General Nature and Scope of Business on page 4 in the Company's 1993 Annual Report to Stockholders (hereby incorporated by reference) for information on the description of the principal products.

    The Company manufactures and warehouses its products in seven plants in the United States and in ten plants in foreign countries, i.e. Belgium, Canada, China, Denmark, England, France, Germany, Ireland, Singapore and Spain. Products are sold primarily by Company employed salesmen.

    Reference is made to the Sales by Product Group on page 4 in the Company's 1993 Annual Report to Stockholders (hereby incorporated by reference) for information with respect to the approximate percentages of total sales of the Company during the three fiscal years ended December 31, 1993, attributable to each principal product category.

  RAW MATERIALS.

    The basic ingredients of the Company's products are purchased from others, including larger chemical firms. Such ingredients are in adequate supply and are expected to remain so. A portion of the Company's resin production is used by it in the manufacture of ink vehicles.

  PATENTS.

    The Company owns certain patents on its products, but no single patent is considered to be materially important to its business.

  SEASONAL INFLUENCES.

    The business of the Company is not in any material respect subject to seasonal influences.

  BACKLOG.

    Since the Company generally fills orders for its products out of current inventories, there is no significant backlog of orders at any time.

  CUSTOMERS.

    The Company sells its products to both large and small ink companies. Lawter is a major supplier of printing ink vehicles and resins for printing inks and, therefore, sells substantial quantities to the larger ink companies around the world. The Company believes the five largest ink companies are, in alphabetical order, BASF, Coates/Lorilleux, Dianippon Ink and Chemicals, Sicpa and Toyo. Lawter sells a variety of specialized products to each of their numerous companies, subsidiaries or branches in various countries, where the purchasing decisions normally are made. Dianippon Ink and Chemicals is Lawter's largest multilocation customer with eighteen percent of consolidated net sales for the most recently completed fiscal year.

  COMPETITION.

    The Company encounters keen competition in the conduct of its business. Industry data indicating the relative ranking of competitive companies is not available. The Company competes with several other independent producers of printing ink vehicles and slip additives. The larger printing ink manufacturers produce some of the vehicles required in their own operations, although generally they do not sell vehicles in competition with the Company. The Company is considered to be one of the medium sized to smaller producers of synthetic and hydrocarbon resins. Several other producers of synthetic and hydrocarbon resins are large chemical companies with much greater total sales and resources than those of the Company. The Company is one of several manufacturers of fluorescent pigments and one of numerous manufacturers of fluorescent coatings which compete in the world market with numerous large and small producers of organic pigments and coatings. In the sale of thermographic products and rota-matic machines, the Company encounters competition from producers of all types of printing equipment, from engravers and from other producers of thermographic and rota-matic equipment and printing supplies.

    In the sale of its principal products, printing ink vehicles, slip additives, and synthetic and hydrocarbon resins, the Company's principal methods of meeting competition are in the areas of product performance and service. The Company specializes in products prepared primarily for specific end uses such as vehicles used in printing inks having particular characteristics, including fast setting and mar resistant inks, and ink systems designed to reduce air pollution and resins used in the production of specialty inks, plastics and protective coatings. The Company is capable of fulfilling the requirements of customers either from inventories or from production runs on relatively short notice.

    The Company has approximately 150 competitors in the sale of its line of printing ink vehicles and slip additives, and approximately 70 competitors in the sale of its synthetic and hydrocarbon resins.

  RESEARCH.

    During the fiscal years ended December 31, 1993, 1992 and 1991, the Company spent approximately $4,423,000, $4,093,000 and $3,883,000, respectively, on research activities relating to the development of new products and the improvement of existing products.

  ENVIRONMENTAL MATTERS.

    Environmental laws regulate the discharge of materials into the environment and may require the Company to remove or minimize the environmental effects of the disposal of waste. Environmental expenditures are expensed or capitalized depending upon their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated.

    During 1993, the Company expensed $3,405,000 for voluntary waste disposal and $3,145,000 for refurbishing and cleaning waste water treatment facilities. Expenditures for environmental matters during the fiscal years ended December 31, 1992 and 1991 were not material to the consolidated financial statements of the Company.

    It has been and is the Company's policy voluntarily to install equipment deemed necessary to control the discharge of pollutants into the environment. The Company has recently voluntarily installed or is in the process of installing numerous in-line incinerators/after-burners at its major manufacturing facilities in order to minimize the generation of vapor, liquid or solid waste. The Company believes that its facilities and products comply in all material respects with applicable environmental regulations and standards.

    The Company believes that compliance with the environmental, Federal, state and local laws has had no material effect upon the capital expenditures or competitive position of the Company. Environmental capital expenditures in 1994 are not anticipated to be material. The Company does not believe, based on information available at this time, that the level of future expenditures for environmental matters will have a material effect on its consolidated financial position.

  EMPLOYEES.

    At December 31, 1993, the Company had 537 employees.

    FOREIGN SALES--

    Reference is made to Note 8 in the Company's 1993 Annual Report to Stockholders (hereby incorporated by reference) for this information.

ITEM 2. PROPERTIES.

    Information with respect to the principal properties, all of which are of masonry and metal clad construction, in which the Company's operations are conducted is as follows:

                                         APPROXIMATE
                                          FLOOR AREA
                                           (SQUARE                   PRINCIPAL PRODUCTS                 OWNED OR
               LOCATION                     FEET)                       OR ACTIVITIES                    LEASED
- ---------------------------------------  ------------  -----------------------------------------------  ---------
Northbrook, Illinois                          16,000   Corporate headquarters                             Owned
Bell, California                              15,000   Printing ink vehicles                             Leased
                                                       Warehouse
La Vergne, Tennessee                          27,000   Printing ink vehicles                              Owned
                                                       Warehouse
South Kearny, New Jersey                      42,000   Printing ink vehicles                              Owned
                                                       Warehouse
Pleasant Prairie, Wisconsin (2)              232,000   Printing ink vehicles and slip additives           Owned
                                                       Synthetic resins
                                                       Research facilities
                                                       Warehouse
Moundville, Alabama                          250,000   Synthetic and hydrocarbon resins                    (1)
                                                       Warehouse
Skokie, Illinois                              66,000   Fluorescent pigments and coatings                  Owned
                                                       Slip additives
                                                       Thermographic compounds
                                                       Research facilities
                                                       Warehouse
Plainfield, New Jersey                        30,000   Thermographic and rota-matic equipment             Owned
                                                       Warehouse
Lokeren, Belgium                             109,000   Printing ink vehicles and slip additives           Owned
                                                       Synthetic resins
                                                       Research facilities
                                                       Warehouse
Rexdale, Ontario, Canada                      66,000   Printing ink vehicles and slip additives           Owned
                                                       Synthetic resins
                                                       Warehouse
Tanggu, Peoples Republic of China             40,000   Printing ink vehicles                              Owned
                                                       Synthetic resins
                                                       Warehouse
Koge, Denmark                                 14,000   Printing ink vehicles                              Owned
                                                       Warehouse
Bicester, Oxon, England                       38,000   Printing ink vehicles                              Owned
                                                       Fluorescent pigments
                                                       Warehouse
Orly, France                                  16,000   Printing ink vehicles                             Leased
                                                       Warehouse
Frechen, Germany                              17,000   Printing ink vehicles                             Leased
                                                       Warehouse
Waterford, Ireland                            97,000   Synthetic resins                                   Owned
Jurong Town, Singapore                        10,000   Printing ink vehicles                              Owned
                                                       Warehouse
Barcelona, Spain                              12,000   Printing ink vehicles                             Leased
                                                       Warehouse

- ------------------------
(1) The Moundville, Alabama plant is leased as described in Note 7 in the Company's 1993 Annual Report to Stockholders (hereby incorporated by reference).
(2) The Pleasant Prairie, Wisconsin plant includes 116,000 square feet for the new resin facility expected to be operational in the second quarter of 1994.

ITEM 3. LEGAL PROCEEDINGS.

    Reference is made to Note 9 in the Company's 1993 Annual Report to Stockholders (hereby incorporated by reference) for this information.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders in the fourth quarter of the year ended December 31, 1993.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information with respect to the executive officers of the Company, all of whose terms will expire at the annual meeting of the Board of Directors in April 1994, is as follows:

                                                                                         YEAR
                      NAME                                   POSITION              AGE  ELECTED
- ------------------------------------------------  -------------------------------  ---  -------
Daniel J. Terra.................................  Chairman of the Board and Chief
                                                    Executive Officer              82     1958
Richard D. Nordman..............................  President and
                                                    Chief Operating Officer        47     1986
Richard A. Hacker...............................  Vice President                   58     1974
Ludwig P. Horn..................................  Vice President                   64     1980
John P. Jilek...................................  Vice President                   42     1989
Hermann Mueller.................................  Vice President                   52     1980
John P. O'Mahoney...............................  Vice President                   37     1993
William S. Russell..............................  Vice President,                         1987
                                                    Treasurer and                         1982
                                                    Secretary                      45     1986

    Mr. Jilek served as European General Manager with the Company from 1985-1989. Mr. O'Mahoney served as European General Manager from 1990-1993 and European Controller prior to 1990.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

    Reference is made to the Market Price and Quarterly Dividend Statistics for Common Stock on page 1 in the Company's 1993 Annual Report to Stockholders (hereby incorporated by reference) for this information.

ITEM 6. SELECTED FINANCIAL DATA.

    Reference is made to the Ten Year Financial Summary (1984-1993) on pages 8 and 9 in the Company's 1993 Annual Report to Stockholders (hereby incorporated by reference) for information on selected financial data. This referenced section should be read in conjunction with the Consolidated Financial Statements and Notes (hereby incorporated by reference) in the Company's 1993 Annual Report to Stockholders, pages 10 to 19.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Reference is made to the Management's Discussion and Analysis on pages 6 and 7 in the Company's 1993 Annual Report to Stockholders (hereby incorporated by reference) for this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Financial statements and supplementary data are included in this Form 10-K Annual Report as indicated in Item 14 on pages 6 and 7. Those portions of the Lawter International, Inc. and Subsidiaries' 1993 Annual Report to Stockholders listed under the caption "Consolidated Financial Statements" in

Item 14 are hereby incorporated by reference. Reference is also made to the Operating Results by Quarters on page 7 in the Company's 1993 Annual Report to Stockholders (hereby incorporated by reference) for this information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There have been no changes in or disagreements with independent auditors on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Reference  is made to  the Company's 1994 Proxy  Statement under the heading
"ELECTION OF DIRECTORS" (hereby incorporated by reference) and Item 4A "Executive Officers of the Registrant" in Part I of this Form 10-K for this information.

ITEM 11. EXECUTIVE COMPENSATION.

    Reference is made to  the Company's 1994 Proxy  Statement under the  heading
"Executive   Compensation"   (hereby   incorporated  by   reference)   for  this
information.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Reference is made to the Company's 1994 Proxy Statement under the headings "Principal Holders of Common Stock" and "Security Ownership of Management" (hereby incorporated by reference) for this information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Reference is made to the Company's 1994 Proxy Statement under the heading "Indebtedness of Management" (hereby incorporated by reference) for this information.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)1. Consolidated Financial Statements--

                                                                                                     PAGE
                                                                                                    NUMBER
                                                                                                   ---------
Balance Sheets as of December 31, 1993 and 1992..................................................      *
Statements of Earnings for the years ended December 31, 1993, 1992 and 1991......................      *
Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991....................      *
Statements of Stockholders' Equity for the years ended December 31, 1993, 1992 and 1991..........      *
Notes to the Consolidated Financial Statements--December 31, 1993, 1992 and 1991.................      *
Report of Independent Public Accountants.........................................................      *

- ------------------------
  * These Consolidated Financial Statements, related Notes and Report of Independent Public Accountants appearing in the Company's 1993 Annual Report to Stockholders, pages 10 to 20, which is filed as an exhibit to this Form 10-K, are incorporated herein by reference.

(a)2. Financial Statement Schedules--

                                                                                                       PAGE NUMBER
                                                                                                      -------------
Report of Independent Public Accountants on Schedules...............................................            9
       I.  Marketable Securities....................................................................           10
      II.  Amounts Receivable from Related Parties..................................................           10
    VIII.  Valuation and Qualifying Accounts........................................................           11
      IX.  Short-Term Borrowings....................................................................           11
       X.  Supplementary Income Statement Information...............................................           11

    All other schedules are not submitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

(a)3. Exhibits--

       (3)(a) Certificate of Incorporation, as amended through April 27, 1993 (incorporated by reference  to Exhibit I of  the Company's Quarterly Report  on Form 10-Q for the
              quarter ended March 31, 1993) (File No. 1-7558).
          (b) Bylaws of  the Company,  as  amended through  April  28, 1988  (incorporated  by reference  to Exhibit II of the Company's  Quarterly Report on Form 10-Q for the
              quarter ended June 30, 1988) (File No. 1-7558).
      (10)(a) Lawter International, Inc. Growth Sharing Plan for Salaried and Office  Clerical
              Hourly  Employees, as amended through January 1, 1989 (incorporated by reference to Exhibit (10)(a)  of the Company's  Annual Report  on Form 10-K  for the  year ended December 31, 1989) (File No. 1-7558).*
          (b) 1983  Incentive Stock  Option Plan  (incorporated by  reference to  Exhibit 2 of
              Registration Statement No. 2-84421).*
          (c) Amended and restated Non-Qualified Stock Option Plan (incorporated by  reference to  Exhibit A  of the Company's  Quarterly Report  on Form 10-Q  for the quarter ended June 30, 1987) (File No. 1-7558).*
          (d) 1992 Non-Qualified  Stock  Option Plan  (incorporated  by reference  to  Exhibit
              (10)(d)  of the Company's Annual Report on Form 10-K for the year ended December
              31, 1992) (File No. 1-7558).*
          (e) Employment Agreement, dated February 1, 1992, between the Company and Ludwig  P.
              Horn  (incorporated  by reference  to Exhibit  (10)(e)  of the  Company's Annual
              Report on Form 10-K for the year ended December 31, 1992) (File No. 1-7558).*
          (f) Employment Agreement, dated September 26, 1987, between the Company and  Richard
              D. Nordman (incorporated by reference to Exhibit (10)(g) of the Company's Annual
              Report on Form 10-K for the year ended December 31, 1987) (File No. 1-7558).*
          (g) Form of Employment Agreements, dated September 26, 1987, between the Company and
              Richard  A.  Hacker,  John P.  Jilek,  Hermann  Mueller and  William  S. Russell
              (incorporated by reference to Exhibit (10)(h) of the Company's Annual Report  on
              Form 10-K for the year ended December 31, 1987) (File No. 1-7558).*
      (13)    Lawter  International, Inc. and Subsidiaries' 1993 Annual Report to Stockholders
              (which, except for those portions thereof incorporated by reference in this Form
              10-K Annual Report, is furnished for  the information of the Commission, but  is not deemed to be "filed" as part of this report).

* These documents constitute all of the management contracts, compensatory plans or arrangements in which any director or executive officer participates.

      (21)    Subsidiaries  of the Company. Reference  is made to the  Directory on the inside back  cover  of  the  Company's  1993  Annual  Report  to  Stockholders  (hereby incorporated by reference) for a listing of significant subsidiaries.
      (23)    Consent  of Independent Public  Accountants (included in this  Form 10-K on page
              9).

(b) On November 15, 1993, the Company filed an 8-K to report the termination of the Agreement and Plan of Merger between Lawter International, Inc., Hach Company and LHM Corporation, a wholly owned subsidiary of Lawter International, Inc., dated as of August 3, 1993.

    Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act of 1933 and will be governed by the final adjudication of such issue.

    The foregoing undertaking is made in compliance with Form S-8, as amended as of July 13, 1990, and shall be incorporated by this reference into each Form S-8 of the registrant, including Registration Statements Nos. 33-24859, 33-61506 and 2-84421.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON SCHEDULES

To Lawter International, Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Lawter International, Inc. and Subsidiaries' 1993 Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 10, 1994. Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedules listed in the index on page 7 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          /s/ Arthur Andersen & Co.
                                          ARTHUR ANDERSEN & CO.

Chicago, Illinois,
February 10, 1994

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation by reference of our reports dated February 10, 1994, included (or incorporated by reference) in this Annual Report of Lawter International, Inc. and Subsidiaries on Form 10-K for the year ended December 31, 1993, into the Company's previously filed Registration Statements on Forms S-3 (File No. 33-24165), S-8 (File No. 33-24859), S-8 (File No. 33-61506) and S-8 (File No. 2-84421).

                                          /s/ Arthur Andersen & Co.
                                          ARTHUR ANDERSEN & CO.

Chicago, Illinois,
March 25, 1994

                  LAWTER INTERNATIONAL, INC. AND SUBSIDIARIES
                       SCHEDULE I--MARKETABLE SECURITIES
                            AS OF DECEMBER 31, 1993
                                 (in thousands)

                                                                                                      AMOUNT CARRIED
NAME OF ISSUER AND                                               NUMBER OF                                IN THE
TITLE OF ISSUE                                                    SHARES       COST     MARKET VALUE   BALANCE SHEET
- --------------------------------------------------------------  -----------  ---------  ------------  ---------------
Hach Company Common Stock(2)..................................       2,526   $   7,999  $  53,041(1)     $  18,077
Other Marketable Securities...................................         155       6,104      5,591            5,591
                                                                                                           -------
                                                                                                         $  23,668
                                                                                                           -------
                                                                                                           -------

- ------------------------
(1) Based on the closing market price per share as quoted by NASDAQ on December 31, 1993.
(2) Reference is made to Note 6 in the Company's 1993 Annual Report to Stockholders (hereby incorporated by reference) for additional information on the investment in Hach Company Common Stock.

                  LAWTER INTERNATIONAL, INC. AND SUBSIDIARIES
              SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (in thousands)

                                                                              DEDUCTIONS
                                           BALANCE AT                 --------------------------    BALANCE AT END OF YEAR
                                          BEGINNING OF                  AMOUNTS       AMOUNTS     --------------------------
NAME OF DEBTOR                                YEAR        ADDITIONS    COLLECTED    WRITTEN OFF     CURRENT     NOT CURRENT
- ----------------------------------------  -------------  -----------  -----------  -------------  -----------  -------------
December 31, 1993:
Richard D. Nordman(1)...................    $   2,903     $     436    $  --         $  --         $   3,339     $  --
December 31, 1992:
Richard D. Nordman(1)...................    $     242     $   2,922    $     261     $  --         $   2,903     $  --
December 31, 1991:
Richard D. Nordman(1)...................    $     169     $      73    $  --         $  --         $     242     $  --
Daniel J. Terra(2)......................       --               353          353        --            --            --

- ------------------------
(1) These amounts represent notes receivable (including interest at the Company's effective rate to borrow funds) reflected in stockholders' equity which are due within eighteen months after issuance. The Company holds Common Stock of the Company purchased by Mr. Nordman through the exercise of stock options as collateral for these notes.
(2) Mr. Terra was authorized to receive, but waived cash compensation of $450,000. On January 7, 1991, the Board of Directors authorized a loan of $350,000, at the prime rate of interest, to Mr. Terra which was subsequently repaid on February 13, 1991.

                  LAWTER INTERNATIONAL, INC. AND SUBSIDIARIES
                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (in thousands)

ALLOWANCES FOR DOUBTFUL ACCOUNTS                                                              1993       1992       1991
- ------------------------------------------------------------------------------------------  ---------  ---------  ---------
Balance at beginning of year..............................................................  $     632  $     237  $     162
  Additions (credited)/charged to earnings................................................         66        436        (29)
  Additions/(deductions) for accounts written off, net of recoveries......................       (379)       (41)       104
                                                                                            ---------  ---------  ---------
Balance at end of year....................................................................  $     319  $     632  $     237
                                                                                            ---------  ---------  ---------
                                                                                            ---------  ---------  ---------

                  LAWTER INTERNATIONAL, INC. AND SUBSIDIARIES
                       SCHEDULE IX--SHORT-TERM BORROWINGS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (in thousands)

                                                                                MAXIMUM      AVERAGE       WEIGHTED
                                                                  WEIGHTED      AMOUNT       AMOUNT         AVERAGE
                                                    BALANCE AT     AVERAGE    OUTSTANDING  OUTSTANDING   INTEREST RATE
CATEGORY OF AGGREGATE                                 END OF      INTEREST    DURING THE   DURING THE     DURING THE
SHORT-TERM BORROWINGS                                 PERIOD        RATE        PERIOD     PERIOD (1)     PERIOD (2)
- --------------------------------------------------  -----------  -----------  -----------  -----------  ---------------
December 31, 1993:
Bank Borrowings...................................   $  20,044         3.82%   $  20,513    $   5,442           3.78%
December 31, 1992:
Bank Borrowings...................................   $   8,011         3.92%   $  13,681    $   5,355           4.96%
December 31, 1991:
Bank Borrowings...................................   $  10,457         5.65%   $  10,457    $   3,171           5.81%
    The Company borrows against a $25,000,000 open line of credit.

- ------------------------
(1)   Based on the daily average outstanding principal during the period.
(2) Computed by dividing total interest expensed for the period by the average principal outstanding for the period.

                  LAWTER INTERNATIONAL, INC. AND SUBSIDIARIES
             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (in thousands)

                                                                                        CHARGED TO COSTS AND EXPENSES
                                                                                       -------------------------------
ITEM                                                                                     1993       1992       1991
- -------------------------------------------------------------------------------------  ---------  ---------  ---------
Maintenance and repairs..............................................................  $   2,770  $   2,707  $   2,829
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

- ------------------------
NOTE: Amortization of intangible assets, taxes other than payroll and income taxes, royalties and advertising costs charged to costs and expenses during the years 1993, 1992 and 1991 did not exceed one percent of total sales.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ______LAWTER INTERNATIONAL, INC.______
                                                       (Registrant)

                                          /s/ Daniel J. Terra
                                          --------------------------------------
                                          Daniel J. Terra
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                          /s/ William S. Russell
                                          --------------------------------------
                                          William S. Russell
                                          Vice President, Treasurer and
                                          Secretary
                                          (Principal Financial and Accounting
                                          Officer)

Date: March 25, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                          /s/ Leonard P. Judy
                                          --------------------------------------
                                          Leonard P. Judy, March 25, 1994
                                          Director

                                          /s/ Richard D. Nordman
                                          --------------------------------------
                                          Richard D. Nordman, March 25, 1994
                                          Director

                                          /s/ Fred G. Steingraber
                                          --------------------------------------
                                          Fred G. Steingraber, March 25, 1994
                                          Director

                                          /s/ Daniel J. Terra
                                          --------------------------------------
                                          Daniel J. Terra, March 25, 1994
                                          Director

                                                 Registrant's 1993 Annual Report
                                                 to Stockholders, some  portions
                                                 of which have been incorporated
                                                 by reference in this Form 10-K,
                                                 has  been  previously  sent  to
                                                 each   stockholder   and    was
                                                 included  with  this  report to
                                                 the  Securities  and   Exchange
                                                 Commission.