Form 10-Q
period 1994-03-31
LAWTER INTERNATIONAL INC
filed 1994-05-13
CIK 58091

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1994

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ________________

Commission File Number:  1-7558


                           LAWTER INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                       36-1370818
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)


                990 Skokie Boulevard; Northbrook, Illinois  60062
                    (Address of principal executive offices)


                                 (708) 498-4700
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]  No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock $1.00 par value per share - 44,834,361 shares outstanding as of April 30, 1994.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Lawter International, Inc. and Subsidiaries as of March 31, 1994 and December 31, 1993 and the results of their operations for the three months ended March 31, 1994 and 1993, and the statements of cash flows for the three months ended March 31, 1994 and 1993, have been included. It should be noted that these interim statements are based on certain annual estimates such as the final level of LIFO inventories and the provision for income taxes. These and other similar items may be subject to year end adjustments. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                   Lawter International, Inc. and Subsidiaries
                        Condensed Statements of Earnings
                              (Shown in thousands)
                                                     Three Months Ended March 31
                                                     ---------------------------
                                                       1994               1993
                                                     --------           --------
Net Sales                                            $ 42,614           $ 42,070
Cost of Products Sold                                  29,741             28,771
                                                     --------           --------
                                                     $ 12,873           $ 13,299
Selling, General and Administrative Expenses            4,476              4,275
                                                     --------           --------
                                                     $  8,397           $  9,024
Investment Income                                         703              1,110
                                                     --------           --------
    Earnings before Income Taxes and
      Cumulative Effect of Accounting Change         $  9,100           $ 10,134
Provision for Income Taxes                              2,375              2,534
                                                     --------           --------
    Earnings before Cumulative Effect of
      Accounting Change                              $  6,725           $  7,600
Cumulative Effect of Change in Accounting
    for Income Taxes (Note 3)                             ---              4,025
                                                     --------           --------
    Net Earnings                                     $  6,725           $ 11,625
                                                     ========           ========
Earnings per Share of Common Stock: (Note 2)
    Earnings before Cumulative Effect of
       Accounting Change                             $    .15           $    .17
    Cumulative Effect of Change in
       Accounting for Income Taxes (Note 3)               ---                .09
                                                     --------           --------
    Net Earnings                                     $    .15           $    .26
                                                     ========           ========
Dividends per Share of Common Stock                  $    .10           $    .10
Weighted Average Shares Outstanding                    44,819             44,718

The accompanying notes to the condensed financial statements are an integral part of these statements.

                   Lawter International, Inc. and Subsidiaries
                            Condensed Balance Sheets
                              (Shown in thousands)

                                                   March 31          December 31
                                                   --------          -----------
Assets                                               1994                1993
- - --------                                           --------            --------
Current Assets
      Cash                                         $  5,057            $  6,701
      Time Deposits                                  69,342              70,787
      Marketable Securities                           6,439               5,591
      Accounts Receivable (net)                      33,296              31,317
      Inventories (Note 1)
             Raw Materials                           10,569              11,151
             Finished Goods                          18,593              15,102
      Prepaid Expenses                                1,651               1,662
                                                   --------            --------
                Total Current Assets               $144,947            $142,311
                                                   --------            --------
Property, Plant and Equipment                      $ 89,863            $ 87,856
      Less Accumulated Depreciation                 (44,503)            (43,661)
                                                   --------            --------
                Net Property                       $ 45,360            $ 44,195
                                                   --------            --------
Investment in Affiliates                           $ 18,496            $ 18,077
                                                   --------            --------
Intangibles and Other Assets                       $  4,718            $  4,894
                                                   --------            --------
                Total Assets                       $213,521            $209,477
                                                   ========            ========
Liabilities and Stockholders' Equity
- - ------------------------------------
Current Liabilities
      Accounts Payable and Accrued Expenses        $ 25,372            $ 29,822
      Short-Term Borrowings                          25,017              20,044
      Income Taxes Payable                           10,187               8,196
                                                   --------            --------
                Total Current Liabilities          $ 60,576            $ 58,062
                                                   --------            --------
Deferred Income Taxes                              $ 36,458            $ 36,458
                                                   --------            --------
Long-Term Obligations                              $  4,205            $  4,206
                                                   --------            --------
                Total Liabilities                  $101,239            $ 98,726
                                                   --------            --------
Stockholders' Equity
      Preferred Stock (None Issued)                $    ---            $    ---
      Common Stock                                   44,833              44,811
      Additional Paid-in Capital                      6,387               6,260
      Retained Earnings                              71,719              69,475
      Cumulative Translation Adjustments             (7,289)             (6,456)
      Other                                          (3,368)             (3,339)
                                                   --------            --------
                Net Stockholders' Equity           $112,282            $110,751
                                                   --------            --------
                Total Liabilities and Equity       $213,521            $209,477
                                                   ========            ========
The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

                   Lawter International, Inc. and Subsidiaries
                       Condensed Statements of Cash Flows
                              (Shown in thousands)

                                                    Three Months Ended March 31
                                                    ---------------------------
                                                      1994               1993
                                                    --------           --------
Cash Flow from Operating Activities:
    Net Earnings                                    $  6,725           $ 11,625
Adjustments to Reconcile Net Earnings to
  Net Cash Provided by Operating Activities-
    Depreciation and Amortization                        963              1,049
    Deferred Income Taxes                                ---             (3,937)
    Undistributed Equity Income                         (419)              (306)
    Deferred Exchange Gain (Loss)                       (430)              (935)
    Purchase of Marketable Securities                 (1,091)            (4,747)
    Proceeds from Sales of Marketable Securities         ---              2,969
    Net (Gain)/Loss from Marketable Securities           244               (298)
(Increase) Decrease in Current Assets-
    Accounts Receivable                               (1,453)            (3,882)
    Inventories                                       (2,917)            (1,236)
    Prepaid Expenses                                      62                (77)
Increase (Decrease) in Current Liabilities-
    Accounts Payable and Accrued Expenses             (4,532)               893
    Income Taxes Payable                               1,858              2,995
    Deferred Income Taxes                                ---             (1,531)
                                                    --------           --------
Net Cash Provided by Operating Activities           $   (990)          $  2,582
                                                    --------           --------
Cash Flow from Investing Activities:
    Expenditures for Property, Plant
      & Equipment - Net                             $ (2,797)          $ (3,462)
    Loans to Officers                                    (29)               (27)
    Repayment of Officers' Loans                         ---                 36
                                                    --------           --------
Net Cash Used for Investing Activities              $ (2,826)          $ (3,453)
                                                    --------           --------
Cash Flow from Financing Activities:
    Exercise of Stock Options                       $    149           $    504
    Proceeds from Short-Term Borrowings                4,972              1,578
    Cash Dividends Paid                               (4,482)            (4,472)
                                                    --------           --------
Net Cash Used for Financing Activities              $    639           $ (2,390)
                                                    --------           --------
Effect of Exchange Rate Changes on Cash             $     88           $    168
                                                    --------           --------
Increase (Decrease) in Cash and Equivalents         $ (3,089)          $ (3,093)
Cash and Equivalents, Beginning of Period             77,488             72,903
                                                    --------           --------
Cash and Equivalents, End of Period                 $ 74,399           $ 69,810
                                                    ========           ========


The accompanying notes to the condensed financial statements are an integral part of these statements.

                   Lawter International, Inc. and Subsidiaries

Notes to the Condensed Financial Statements

Note 1.  Inventories

At year end, the Company takes a complete physical inventory to determine inventory values. During interim periods, the Company uses a combination of perpetual inventory records, physical inventories and the gross profit method to determine inventory values.

The Company values the majority of its domestic inventories at last-in, first-out (LIFO) cost which is not in excess of net realizable value. The Company's other inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that point, interim LIFO determinations, including that at March 31, 1994, must necessarily be based on management's estimates of expected year end inventory levels and costs. Such future estimates of inventory levels and prices are subject to many forces beyond the control of management.

Note 2.  Earnings per Share

Earnings per share of common stock are computed on the weighted average shares outstanding during the respective periods. Net earnings per share would not be materially different from reported earnings per share if all outstanding stock options were exercised.

Note 3.  Change in Accounting Principle

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The adoption of SFAS No. 109 changed the Company's method of accounting for income taxes from the deferred method to the asset and liability method.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Lawter's cash and equivalents, net of short-term borrowings, decreased $8,000,000 from $57,400,000 at December 31, 1993 to $49,400,000 at March 31,
1994. The decrease in cash and equivalents was due primarily to an increase in other working capital along with expenditures for the new U.S. resin facility. Lawter anticipates maintaining a strong liquid position.

The capital expenditures planned for the near future include construction of a new synthetic resin and printing ink vehicle facility in Europe, as well as additions to and modernization of existing facilities elsewhere. The Company currently anticipates using internally generated funds for the majority of these capital expenditures.

Results of Operations

SALES. The Company's consolidated net sales increased 1.3% in the first quarter of 1994 when compared to the first quarter of 1993. Domestic sales volume increased 2% while average selling prices remained constant, resulting in a 2% increase in domestic net sales. While European sales volume increased 6%, net reportable European sales decreased 2% as a result of a 5% decrease in average exchange rates and a 3% decrease in average selling prices due primarily to product mix.

GROSS MARGINS. Gross margins as a percent of net sales were 30.2% and 31.6% for the quarters ended March 31, 1994 and 1993, respectively. The lower gross margin percentage in 1994 was principally due to higher raw material costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include net foreign transaction exchange gains of $327,000 and $466,000 for the three months ended March 31, 1994 and 1993, respectively. Transaction gains and losses result mainly from the effect of the exchange rate fluctuations on transactions of the foreign subsidiaries which are denominated in currencies other than the subsidiaries' functional currencies. Excluding these net transaction gains, selling, general and administrative expenses as a percent of sales were comparable at 11.3% for the three months ended March 31, 1994 and 1993.

INVESTMENT INCOME. Investment income in the quarter ended March 31, 1994 decreased from the quarter ended March 31, 1993 due primarily to a $244,000 write down of marketable securities to the lower of cost or market in the first quarter of 1994 versus $298,000 in gains on the sale of marketable securities in the first quarter of 1993.

INCOME TAXES. The effective tax rates were 26.1% and 25.0% for the three months ended March 31, 1994 and 1993, respectively. The higher effective tax rate in 1994 was primarily the result of the increase in the U.S. federal statutory tax rate from 34% to 35% which was changed in the third quarter of 1993.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME TAXES.  Effective
January 1, 1993, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes." The adoption of SFAS No. 109 changed the Company's method of accounting for income taxes from the deferred method to the asset and liability method.



                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on April 28, 1994, shareholders voted to approve an amendment to the 1992 Non-Qualified Stock Option Plan as proposed in the Company's 1994 Proxy Statement to Stockholders. The results of the vote were 34,699,128 affirmative votes; 1,055,842 negative votes; and 768,012 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b) On January 11, 1994, the Company filed a Form 8-K to report a press release on January 7, 1994 which announced that the Company had provided a $22,000,000 tax charge for undistributed earnings in foreign subsidiaries and $6,000,000 in other charges.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    LAWTER INTERNATIONAL, INC.
                                                    --------------------------
                                                           (Registrant)



May 13, 1994                                        /s/ Richard D. Nordman
- - ------------                                        --------------------------
                                                    Richard D. Nordman
                                                    President



May 13, 1994                                        /s/ William S. Russell
- - ------------                                        --------------------------
                                                    William S. Russell
                                                    Vice President, Finance
                                                    and Secretary