Form 10-Q
period 1994-06-30
LAWTER INTERNATIONAL INC
filed 1994-08-05
CIK 58091

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1994

                                       or

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

     Common stock $1.00 par value per share - 44,903,179 shares outstanding as of July 29, 1994.

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Lawter International, Inc. and Subsidiaries as of June 30, 1994 and December 31, 1993 and the results of their operations for the three months ended June 30, 1994 and 1993, and the six months ended June 30, 1994 and 1993, and the statements of cash flows for the six months ended June 30, 1994 and 1993, have been included. It should be noted that these interim statements are based on certain annual estimates such as the final level of LIFO inventories and the provision for income taxes. These and other similar items may be subject to year end adjustments. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                   Lawter International, Inc. and Subsidiaries
                        Condensed Statements of Earnings
                              (Shown in thousands)

                                                Three Months Ended       Six Months Ended
                                                     June 30                 June 30
                                               -------------------     -------------------
                                                 1994       1993         1994       1993
                                               --------   --------     --------   --------
Net Sales                                      $ 44,415   $ 42,080     $ 87,029   $ 84,150
Cost of Products Sold                            30,744     29,241       60,485     58,012
                                               --------   --------     --------   --------
                                               $ 13,671   $ 12,839     $ 26,544   $ 26,138
Selling, General and Administrative Expenses      5,319      3,586        9,795      7,861
                                               --------   --------     --------   --------
                                               $  8,352   $  9,253     $ 16,749   $ 18,277
Investment Income                                 1,132      1,131        1,835      2,241
                                               --------   --------     --------   --------
    Earnings before Income Taxes and
      Cumulative Effect of Accounting Change   $  9,484   $ 10,384     $ 18,584   $ 20,518
Provision for Income Taxes                        2,459      2,719        4,834      5,253
                                               --------   --------     --------   --------
    Earnings before Cumulative Effect of
      Accounting Change                        $  7,025   $  7,665     $ 13,750   $ 15,265
Cumulative Effect of Change in Accounting
    for Income Taxes (Note 3)                       ---        ---          ---      4,025
                                               --------   --------     --------   --------
    Net Earnings                               $  7,025   $  7,665     $ 13,750   $ 19,290
                                               ========   ========     ========   ========
Earnings per Share of Common Stock: (Note 2)
    Earnings before Cumulative Effect of
       Accounting Change                       $    .16   $    .17     $    .31   $    .34
    Cumulative Effect of Change in
       Accounting for Income Taxes (Note 3)         ---        ---          ---        .09
                                               --------   --------     --------   --------
    Net Earnings                               $    .16   $    .17     $    .31   $    .43
                                               ========   ========     ========   ========
Dividends per Share of Common Stock            $    .10   $    .10     $    .20   $    .20
Weighted Average Shares Outstanding              44,858     44,771       44,839     44,473

The accompanying notes to the condensed financial statements are an integral part of these statements.
                                       -2-

                   Lawter International, Inc. and Subsidiaries
                            Condensed Balance Sheets
                              (Shown in thousands)

                                                   June 30           December 31
                                                   --------          -----------
Assets                                               1994                1993
- - --------                                           --------            --------
Current Assets
      Cash                                         $  5,570            $  6,701
      Time Deposits                                  63,744              70,787
      Marketable Securities                           7,692               5,591
      Accounts Receivable (net)                      40,525              31,317
      Inventories (Note 1)
             Raw Materials                           12,220              11,151
             Finished Goods                          21,513              15,102
      Prepaid Expenses                                2,600               1,662
                                                   --------            --------
                Total Current Assets               $153,864            $142,311
                                                   --------            --------
Property, Plant and Equipment                      $ 97,591            $ 87,856
      Less Accumulated Depreciation                 (48,799)            (43,661)
                                                   --------            --------
                Net Property                       $ 48,792            $ 44,195
                                                   --------            --------
Investment in Affiliates                           $ 18,998            $ 18,077
                                                   --------            --------
Intangibles and Other Assets                       $  9,207            $  4,894
                                                   --------            --------
                Total Assets                       $230,861            $209,477
                                                   ========            ========
Liabilities and Stockholders' Equity
- - ------------------------------------
Current Liabilities
      Accounts Payable and Accrued Expenses        $ 28,560            $ 29,822
      Short-Term Borrowings                          33,358              20,044
      Income Taxes Payable                            9,538               8,196
                                                   --------            --------
                Total Current Liabilities          $ 71,456            $ 58,062
                                                   --------            --------
Deferred Income Taxes                              $ 36,478            $ 36,458
                                                   --------            --------
Long-Term Obligations                              $  4,204            $  4,206
                                                   --------            --------
                Total Liabilities                  $112,138            $ 98,726
                                                   --------            --------
Stockholders' Equity
      Preferred Stock (None Issued)                $    ---            $    ---
      Common Stock                                   44,881              44,811
      Additional Paid-in Capital                      6,666               6,260
      Retained Earnings                              74,256              69,475
      Cumulative Translation Adjustments             (5,315)             (6,456)
      Other                                          (1,765)             (3,339)
                                                   --------            --------
                Net Stockholders' Equity           $118,723            $110,751
                                                   --------            --------
                Total Liabilities and Equity       $230,861            $209,477
                                                   ========            ========
The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

                   Lawter International, Inc. and Subsidiaries
                       Condensed Statements of Cash Flows
                              (Shown in thousands)

                                                     Six Months Ended June 30
                                                    ---------------------------
                                                      1994               1993
                                                    --------           --------
Cash Flow from Operating Activities:
    Net Earnings                                    $ 13,750           $ 19,290
Adjustments to Reconcile Net Earnings to
  Net Cash Provided/(Used) by Operating Activities-
    Depreciation and Amortization                      1,905              2,117
    Deferred Income Taxes                                ---             (3,937)
    Undistributed Equity Income                         (921)              (906)
    Deferred Exchange Gain (Loss)                       (311)            (1,039)
    Purchase of Marketable Securities                 (2,298)            (5,528)
    Proceeds from Sales of Marketable Securities         ---              3,802
    Net (Gain)/Loss from Marketable Securities           198               (350)
(Increase) Decrease in Current Assets-
    Accounts Receivable                               (4,657)            (3,055)
    Inventories                                       (5,335)              (578)
    Prepaid Expenses                                    (473)              (127)
Increase (Decrease) in Current Liabilities-
    Accounts Payable and Accrued Expenses             (4,774)                77
    Income Taxes Payable                               1,335              2,427
    Deferred Income Taxes                                ---             (1,531)
                                                    --------           --------
Net Cash Provided/(Used) by Operating Activities    $ (1,581)          $ 10,662
                                                    --------           --------
Cash Flow from Investing Activities:
    Expenditures for Property, Plant
      & Equipment - Net                             $ (5,019)          $ (6,203)
    Loans to Officers                                    (58)              (377)
    Repayment of Officers' Loans                       1,633                 37
    Purchase of Business-Net of Cash                  (6,344)               ---
                                                    --------           --------
Net Cash Provided/(Used) by Investing Activities    $ (9,788)          $ (6,543)
                                                    --------           --------
Cash Flow from Financing Activities:
    Exercise of Stock Options                       $    476           $    896
    Proceeds from Short-Term Borrowings               11,479                ---
    Payment of Short-Term Borrowings                     ---             (8,013)
    Cash Dividends Paid                               (8,969)            (8,948)
                                                    --------           --------
Net Cash Provided/(Used) by Financing Activities    $  2,986           $(16,065)
                                                    --------           --------
Effect of Exchange Rate Changes on Cash             $    209           $   (164)
                                                    --------           --------
Increase (Decrease) in Cash and Equivalents         $ (8,174)          $(12,110)
Cash and Equivalents, Beginning of Period             77,488             72,903
                                                    --------           --------
Cash and Equivalents, End of Period                 $ 69,314           $ 60,793
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

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that point, interim LIFO determinations, including that at June 30, 1994, must necessarily be based on management's estimates of expected year end inventory levels and costs. Such future estimates of inventory levels and prices are subject to many forces beyond the control of management.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Lawter's cash and equivalents, net of short-term borrowings, decreased $21,400,000 from $57,400,000 at December 31, 1993 to $36,000,000 at June 30,
1994. The decrease in cash and equivalents was due primarily to the purchase of Cremona Resine, an increase in other working capital and expenditures for the new U.S. resin facility. Lawter anticipates maintaining a strong liquid position.

The capital expenditures planned for the near future include construction of a new synthetic resin and printing ink vehicle facility in Europe, as well as additions to and modernization of existing facilities elsewhere. The Company currently anticipates using internally generated funds for the majority of these capital expenditures.

Results of Operations

SALES. The Company's consolidated net sales increased 5.5% in the second quarter of 1994 when compared to the second quarter of 1993. Domestic sales volume increased 7% while average selling prices decreased 2%, resulting in a 5% increase in domestic net sales. Reportable European net sales increased 2% as a result of a 6% increase in sales volume, partially offset by a 3% decrease in average exchange rates while average selling prices remained constant. Consolidated net sales for the first six months of 1994 increased 3.4% over consolidated net sales for the first six months of 1993. Domestic sales volume increased 4% while average selling prices decreased 1%, resulting in a 3% increase in domestic net sales. While European sales volume increased 6%, net reportable European sales remained constant as the result of a 4% decrease in average exchange rates and a 2% decrease in average selling prices.

GROSS MARGINS. Gross margins as a percent of net sales were comparable at 30.8% and 30.5% for the quarters ended June 30, 1994 and 1993, respectively, and 30.5% and 31.1% for the six months ended June 30, 1994 and 1993, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include net foreign transaction exchange gains/(losses) of $(304,000) and $108,000 for the three months ended June 30, 1994 and 1993, respectively, and $23,000 and $574,000 for the six months ended June 30, 1994 and 1993, respectively. Transaction gains and losses result mainly from the effect of the exchange rate fluctuations on transactions of the foreign subsidiaries which are denominated in currencies other than the subsidiaries' functional currencies. Excluding these net transaction gains/(losses), selling, general and administrative expenses as a percent of sales were 11.4% and 11.3% for the three months and six months ended June 30, 1994, respectively, and 8.8% and 10.0% for the three months and six months ended June 30, 1993, respectively. The lower percentages in both periods of 1993 were due primarily to an $840,000 gain on the sale of two properties due to the consolidation of U.S. manufacturing facilities.

INVESTMENT INCOME. Investment income in the first six months of 1994 decreased from the same period in 1993 due primarily to $350,000 in gains on the sale of marketable securities in 1993 versus a $198,000 write down of marketable securities to the lower of cost or market in 1994.

INCOME TAXES. The effective tax rates were 25.9% and 26.2% for the three months ended June 30, 1994 and 1993, respectively. The slightly lower effective tax rate was principally the result of higher taxes on the disposition of U.S. property in 1993. For the six months ended June 30, 1994 and 1993, the effective tax rates were 26.0% and 25.6%, respectively. The higher effective tax rate in 1994 was primarily the result of the increase in the U.S. federal statutory tax rate from 34% to 35% which was changed in the third quarter of 1993, partially offset by the higher taxes on the disposition of U.S. property in 1993.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME TAXES.  Effective
January 1, 1993, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes." The adoption of SFAS No. 109 changed the Company's method of accounting for income taxes from the deferred method to the asset and liability method.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On June 30, 1994, the Registrant issued a press release announcing the acquisition of Cremona Resine SpA, attached hereto as Exhibit A.

On July 18, 1994, the Registrant issued a press release regarding an explosion/fire at its new resin manufacturing plant located in Pleasant Prairie, Wisconsin, attached hereto as Exhibit B.

ITEM 6.  EXHIBITS

Exhibit A - Press release dated June 30, 1994.

Exhibit B - Press release dated July 18, 1994.










                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    LAWTER INTERNATIONAL, INC.
                                                    --------------------------
                                                           (Registrant)



August 5, 1994                                      /s/ Richard D. Nordman
- - --------------                                      --------------------------
                                                    Richard D. Nordman
                                                    President



August 5, 1994                                      /s/ William S. Russell
- - --------------                                      --------------------------
                                                    William S. Russell
                                                    Vice President, Finance
                                                    and Secretary