Form 10-K405
LAWTER INTERNATIONAL INC
filed 1995-03-29
CIK 58091

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
/X/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

                                 NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS             WHICH REGISTERED
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

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

    AS OF FEBRUARY 15, 1995, 44,941,903 COMMON SHARES WERE OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE COMMON SHARES (BASED UPON THE FEBRUARY 15, 1995 CLOSING PRICE OF THESE SHARES ON THE NEW YORK STOCK EXCHANGE) OF LAWTER INTERNATIONAL, INC. HELD BY NON-AFFILIATES WAS APPROXIMATELY $371 MILLION.

                      DOCUMENTS INCORPORATED BY REFERENCE

ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1994 -- PARTS I, II AND IV.
PROXY STATEMENT TO STOCKHOLDERS FOR THE 1995 ANNUAL MEETING -- PART III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

FORM 10-K
 ITEM NO.                                           NAME OF ITEM                                             PAGE
----------  --------------------------------------------------------------------------------------------     -----

Part I

Item 1.     Business....................................................................................           2

Item 2.     Properties..................................................................................           4

Item 3.     Legal Proceedings...........................................................................           5

Item 4.     Submission of Matters to a Vote of Security Holders.........................................           5

Item 4A.    Executive Officers of the Registrant........................................................           5

Part II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters...................           5

Item 6.     Selected Financial Data.....................................................................           5

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......           5

Item 8.     Financial Statements and Supplementary Data.................................................           6

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........           6

Part III

Item 10.    Directors and Executive Officers of the Registrant..........................................           6

Item 11.    Executive Compensation......................................................................           6

Item 12.    Security Ownership of Certain Beneficial Owners and Management..............................           6

Item 13.    Certain Relationships and Related Transactions..............................................           6

Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................           6

Report of Independent Public Accountants on Schedule and Consent of
  Independent Public Accountants........................................................................           8

Signatures..............................................................................................          10

                                     PART I

ITEM 1. BUSINESS.

    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS--

  INDUSTRY SEGMENTS.

    The Company is engaged predominantly in a single industry--specialty chemicals. Reference is made to Note 8 in the Company's 1994 Annual Report to Stockholders (hereby incorporated by reference) for information on the amounts of revenue, operating profit and identifiable assets for the industry segment.

    NARRATIVE DESCRIPTION OF BUSINESS--

  PRINCIPAL PRODUCTS.

    Reference is made to the General Nature and Scope of Business on page 4 in the Company's 1994 Annual Report to Stockholders (hereby incorporated by reference) for information on the description of the principal products.

    The Company manufactures and warehouses its products in seven plants in the United States and in ten plants in foreign countries, i.e. Belgium, Canada, China, Denmark, England, Germany, Ireland, Italy, Singapore and Spain. Products are sold primarily by Company employed salesmen.

    Reference is made to the Sales by Product Group on page 5 in the Company's 1994 Annual Report to Stockholders (hereby incorporated by reference) for information with respect to the approximate percentages of total sales of the Company during the three fiscal years ended December 31, 1994, attributable to each principal product category.

  RAW MATERIALS.

    The basic ingredients of the Company's products are purchased from others, including larger chemical firms. Such ingredients are normally in adequate supply. During 1994, certain ingredients were in tighter supply than normal, thus causing their prices to rise. The Company was able to purchase these or alternative ingredients in sufficient quantities and expects to be able to continue to do so. A portion of the Company's resin production is used by it in the manufacture of ink vehicles.

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

  CUSTOMERS.

    The Company sells its products to both large and small ink companies. Lawter is a major supplier of printing ink vehicles and resins for printing inks and, therefore, sells substantial quantities to the larger ink companies around the world. The Company believes the five largest ink companies are, in alphabetical order, BASF, Coates/Lorilleux, Dianippon Ink and Chemicals, Sicpa and Toyo. Lawter sells a variety of specialized products to each of their numerous companies, subsidiaries or branches in various countries, where the purchasing decisions normally are made. Dianippon Ink and Chemicals is Lawter's largest multilocation customer with nineteen percent of consolidated net sales for the most recently completed fiscal year.

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

    The Company has approximately 150 competitors in the sale of its line of printing ink vehicles and slip additives, and approximately 100 competitors in the sale of its synthetic and hydrocarbon resins.

  RESEARCH.

    During the fiscal years ended December 31, 1994, 1993 and 1992, the Company spent approximately $4,821,000, $4,423,000 and $4,093,000, respectively, on research activities relating to the development of new products and the improvement of existing products.

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

    Expenditures for environmental matters during the fiscal years ended December 31, 1994 and 1992 were not material to the consolidated financial statements of the Company. During 1993, the Company expensed $3,405,000 for voluntary waste disposal and $3,145,000 for refurbishing and cleaning waste water treatment facilities. Reference is made to the Gross Margin section in the Results of Operation of Management's Discussion and Analysis on Page 6 in the Company's 1994 Annual Report to Stockholders (hereby incorporated by reference).

    It has been and is the Company's policy voluntarily to install equipment deemed necessary to control the discharge of pollutants into the environment. The Company has voluntarily installed or is in the process of installing numerous in-line incinerators/after-burners at its major manufacturing facilities in order to minimize the generation of vapor, liquid or solid waste. The Company believes that its facilities and products comply in all material respects with applicable environmental regulations and standards.

    The Company believes that compliance with the environmental, Federal, state and local laws has had no material effect upon the capital expenditures or competitive position of the Company. Environmental capital expenditures in 1995 are not anticipated to be material. The Company does not believe, based on information available at this time, that the level of future expenditures for environmental matters will have a material effect on its consolidated financial position.

  EMPLOYEES.

    At December 31, 1994, the Company had 577 employees.

    FOREIGN SALES--

    Reference is made to Note 8 in the Company's 1994 Annual Report to Stockholders (hereby incorporated by reference) for this information.

ITEM 2. PROPERTIES.

    Information with respect to the principal properties, all of which are of masonry and metal clad construction, in which the Company's operations are conducted is as follows:

                                         APPROXIMATE
                                          FLOOR AREA
                                           (SQUARE                   PRINCIPAL PRODUCTS                 OWNED OR
               LOCATION                     FEET)                       OR ACTIVITIES                    LEASED
---------------------------------------  ------------  -----------------------------------------------  ---------
Northbrook, Illinois                          16,000   Corporate headquarters                             Owned
Bell, California                              15,000   Printing ink vehicles                             Leased
                                                       Warehouse
La Vergne, Tennessee                          27,000   Printing ink vehicles                              Owned
                                                       Warehouse
South Kearny, New Jersey                      42,000   Printing ink vehicles                              Owned
                                                       Warehouse
Pleasant Prairie, Wisconsin                  232,000   Printing ink vehicles and slip additives           Owned
                                                       Synthetic resins
                                                       Research facilities
                                                       Warehouse
Moundville, Alabama                          250,000   Synthetic and hydrocarbon resins                    (1)
                                                       Warehouse
Skokie, Illinois                              66,000   Fluorescent pigments and coatings                  Owned
                                                       Slip additives
                                                       Thermographic compounds
                                                       Research facilities
                                                       Warehouse
Plainfield, New Jersey                        30,000   Thermographic and rota-matic equipment             Owned
                                                       Warehouse
Lokeren, Belgium                             109,000   Printing ink vehicles and slip additives           Owned
                                                       Synthetic resins
                                                       Research facilities
                                                       Warehouse
Rexdale, Ontario, Canada                      66,000   Printing ink vehicles and slip additives           Owned
                                                       Synthetic resins
                                                       Warehouse
Tanggu, Peoples Republic of China             40,000   Printing ink vehicles                              Owned
                                                       Synthetic resins
                                                       Warehouse
Koge, Denmark                                 14,000   Printing ink vehicles                              Owned
                                                       Warehouse
Bicester, Oxon, England                       38,000   Printing ink vehicles                              Owned
                                                       Fluorescent pigments
                                                       Warehouse
Frechen, Germany                              17,000   Printing ink vehicles                             Leased
                                                       Warehouse
Waterford, Ireland                            97,000   Synthetic resins                                   Owned
Cremona, Italy                                72,000   Printing ink vehicles                              Owned
                                                       Synthetic resins
                                                       Warehouse
Jurong Town, Singapore                        10,000   Printing ink vehicles                              Owned
                                                       Warehouse
Barcelona, Spain                              12,000   Printing ink vehicles                             Leased
                                                       Warehouse

------------------------

(1) The Moundville, Alabama plant is leased as described in Note 7 in the Company's 1994 Annual Report to Stockholders (hereby incorporated by reference).

ITEM 3. LEGAL PROCEEDINGS.

    Reference is made to Note 9 in the Company's 1994 Annual Report to Stockholders (hereby incorporated by reference) for this information.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders in the fourth quarter of the year ended December 31, 1994.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information with respect to the executive officers of the Company, all of whose terms will expire at the annual meeting of the Board of Directors in April 1995, is as follows:

                                                                                         YEAR
                      NAME                                   POSITION              AGE  ELECTED
------------------------------------------------  -------------------------------  ---  -------
Daniel J. Terra.................................  Chairman of the Board and Chief
                                                    Executive Officer              83     1958
Richard D. Nordman..............................  President and
                                                    Chief Operating Officer        48     1986
Richard A. Hacker...............................  Vice President                   59     1974
Ludwig P. Horn..................................  Vice President                   65     1980
John P. Jilek...................................  Vice President                   43     1989
Hermann Mueller.................................  Vice President                   53     1980
John P. O'Mahoney...............................  Vice President                   38     1993
William S. Russell..............................  Vice President,                         1987
                                                    Treasurer and                         1982
                                                    Secretary                      46     1986

    Mr. O'Mahoney served as European General Manager with the Company from 1990-1993.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

    Reference is made to the Market Price and Quarterly Dividend Statistics for Common Stock on page 1 in the Company's 1994 Annual Report to Stockholders (hereby incorporated by reference) for this information.

ITEM 6. SELECTED FINANCIAL DATA.

    Reference is made to the Ten Year Financial Summary (1985-1994) on pages 8 and 9 in the Company's 1994 Annual Report to Stockholders (hereby incorporated by reference) for information on selected financial data. This referenced section should be read in conjunction with the Consolidated Financial Statements and Notes (hereby incorporated by reference) in the Company's 1994 Annual Report to Stockholders, pages 10 to 19.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Reference is made to the Management's Discussion and Analysis on pages 6 and 7 in the Company's 1994 Annual Report to Stockholders (hereby incorporated by reference) for this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Financial statements and supplementary data are included in this Form 10-K Annual Report as indicated in Item 14 on pages 6 and 7. Those portions of the Lawter International, Inc. and Subsidiaries' 1994 Annual Report to Stockholders listed under the caption "Consolidated Financial Statements" in Item 14 are hereby incorporated by reference. Reference is also made to the Operating Results by Quarters on page 4 in the Company's 1994 Annual Report to Stockholders (hereby incorporated by reference) for this information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There have been no changes in or disagreements with independent auditors on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Reference is made to the Company's 1995 Proxy Statement under the heading "ELECTION OF DIRECTORS" (hereby incorporated by reference) and Item 4A "Executive Officers of the Registrant" in Part I of this Form 10-K for this information.

ITEM 11. EXECUTIVE COMPENSATION.

    Reference  is made to  the Company's 1995 Proxy  Statement under the heading
"Executive  Compensation"   (hereby   incorporated  by   reference)   for   this
information.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Reference is made to the Company's 1995 Proxy Statement under the headings "Principal Holders of Common Stock" and "Security Ownership of Management" (hereby incorporated by reference) for this information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Reference is made to the Company's 1995 Proxy Statement under the heading "Indebtedness of Management" (hereby incorporated by reference) for this information.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)1. Consolidated Financial Statements--

                                                                                                     PAGE
                                                                                                    NUMBER
                                                                                                   ---------
Balance Sheets as of December 31, 1994 and 1993..................................................      *
Statements of Earnings for the years ended December 31, 1994, 1993 and 1992......................      *
Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992....................      *
Statements of Stockholders' Equity for the years ended December 31, 1994, 1993 and 1992..........      *
Notes to the Consolidated Financial Statements--December 31, 1994, 1993 and 1992.................      *
Report of Independent Public Accountants.........................................................      *

------------------------
  * These Consolidated Financial Statements, related Notes and Report of Independent Public Accountants appearing in the Company's 1994 Annual Report to Stockholders, pages 10 to 20, which is filed as an exhibit to this Form 10-K, are incorporated herein by reference.

(a)2. Financial Statement Schedules--

                                                                                                       PAGE NUMBER
                                                                                                      -------------
Report of Independent Public Accountants on Schedule................................................            8
      II.  Valuation and Qualifying Accounts........................................................            9

    All other schedules are not submitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

(a)3. Exhibits--

       (3)(a) Certificate of Incorporation, as amended through April 27, 1993 (incorporated by reference to Exhibit I of  the Company's Quarterly Report  on Form 10-Q for  the
              quarter ended March 31, 1993) (File No. 1-7558).
          (b) Bylaws  of  the Company,  as  amended through  April  28, 1988  (incorporated by reference to Exhibit II of the Company's  Quarterly Report on Form 10-Q for  the
              quarter ended June 30, 1988) (File No. 1-7558).
      (10)(a) Lawter  International, Inc. Growth Sharing Plan for Salaried and Office Clerical
              Hourly Employees, as amended through January 1, 1989 (incorporated by  reference to  Exhibit (10)(a)  of the Company's  Annual Report  on Form 10-K  for the year ended December 31, 1989) (File No. 1-7558).*
          (b) 1983 Incentive Stock  Option Plan  (incorporated by  reference to  Exhibit 2  of
              Registration Statement No. 2-84421).*
          (c) Amended  and restated Non-Qualified Stock Option Plan (incorporated by reference to Exhibit A  of the Company's  Quarterly Report  on Form 10-Q  for the  quarter ended June 30, 1987) (File No. 1-7558).*
          (d) 1992  Non-Qualified  Stock Option  Plan  (incorporated by  reference  to Exhibit
              (10)(d) of the Company's Annual Report on Form 10-K for the year ended  December
              31, 1992) (File No. 1-7558).*
          (e) The  1994 Amendment to the 1992 Non-Qualified Stock Option Plan (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated  April
              28, 1994) (File No. 1-7558).*
          (f) Employment  Agreement, dated February 1, 1992, between the Company and Ludwig P.
              Horn (incorporated  by reference  to  Exhibit (10)(e)  of the  Company's  Annual
              Report on Form 10-K for the year ended December 31, 1992) (File No. 1-7558).*
          (g) Employment  Agreement, dated September 26, 1987, between the Company and Richard
              D. Nordman (incorporated by reference to Exhibit (10)(g) of the Company's Annual
              Report on Form 10-K for the year ended December 31, 1987) (File No. 1-7558).*
          (h) Form of Employment Agreements, dated September 26, 1987, between the Company and
              Richard A.  Hacker,  John P.  Jilek,  Hermann  Mueller and  William  S.  Russell
              (incorporated  by reference to Exhibit (10)(h) of the Company's Annual Report on
              Form 10-K for the year ended December 31, 1987) (File No. 1-7558).*
      (13)    Lawter International, Inc. and Subsidiaries' 1994 Annual Report to  Stockholders
              (which, except for those portions thereof incorporated by reference in this Form
              10-K  Annual Report, is furnished for the  information of the Commission, but is not deemed to be "filed" as part of this report).
      (21)    Subsidiaries of the Company.  Reference is made to  the Directory on the  inside back  cover  of  the  Company's  1994  Annual  Report  to  Stockholders  (hereby incorporated by reference) for a listing of significant subsidiaries.
      (23)    Consent of Independent Public  Accountants (included in this  Form 10-K on  page
              9).

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON SCHEDULE

To Lawter International, Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Lawter International, Inc. and Subsidiaries' 1994 Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 8, 1995. Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the index on page 7 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP
                                          ARTHUR ANDERSEN LLP

Chicago, Illinois,
February 8, 1995

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation by reference of our reports dated February 8, 1995, included (or incorporated by reference) in this Annual Report of Lawter International, Inc. and Subsidiaries on Form 10-K for the year ended December 31, 1994, into the Company's previously filed Registration Statements on Forms S-3 (File No. 33-24165), S-8 (File No. 33-24859), S-8 (File No. 33-61506) and S-8 (File No. 2-84421).

                                          /s/ Arthur Andersen LLP
                                          ARTHUR ANDERSEN LLP

Chicago, Illinois,
March 27, 1995

                  LAWTER INTERNATIONAL, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (in thousands)

ALLOWANCES FOR DOUBTFUL ACCOUNTS                                                        1994       1993       1992
------------------------------------------------------------------------------------  ---------  ---------  ---------
Balance at beginning of year........................................................  $     319  $     632  $     237
  Additions (credited)/charged to earnings..........................................        (30)        66        436
  Additions/(deductions) for accounts written off, net of recoveries................        126(1)      (379)       (41)
                                                                                      ---------  ---------  ---------
Balance at end of year..............................................................  $     415  $     319  $     632
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

------------------------
(1) Includes approximately $179,000 of Cremona Resine allowance for doubtful accounts which was acquired June 30, 1994.

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

Date: March 27, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                          /s/ LEONARD P. JUDY
                                          --------------------------------------
                                          Leonard P. Judy, March 27, 1995
                                          Director

                                          /s/ RICHARD D. NORDMAN
                                          --------------------------------------
                                          Richard D. Nordman, March 27, 1995
                                          Director

                                          /s/ FRED G. STEINGRABER
                                          --------------------------------------
                                          Fred G. Steingraber, March 27, 1995
                                          Director

                                          /s/ DANIEL J. TERRA
                                          --------------------------------------
                                          Daniel J. Terra, March 27, 1995
                                          Director

                                                 Registrant's 1994 Annual Report
                                                 to Stockholders, some  portions
                                                 of which have been incorporated
                                                 by reference in this Form 10-K,
                                                 has  been  previously  sent  to
                                                 each   stockholder   and    was
                                                 included  with  this  report to
                                                 the  Securities  and   Exchange
                                                 Commission.