Form 10-Q
period 1995-03-31
LAWTER INTERNATIONAL INC
filed 1995-05-10
CIK 58091

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995

                                       or

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

     Common stock $1.00 par value per share - 45,010,545 shares outstanding as of April 30, 1995.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Lawter International, Inc. and Subsidiaries as of March 31, 1995 and December 31, 1994 and the results of their operations for the three months ended March 31, 1995 and 1994, and the statements of cash flows for the three months ended March 31, 1995 and 1994, have been included. It should be noted that these interim statements are based on certain annual estimates such as the final level of LIFO inventories and the provision for income taxes. These and other similar items may be subject to year end adjustments. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                   Lawter International, Inc. and Subsidiaries
                        Condensed Statements of Earnings
                              (Shown in thousands)
                                                     Three Months Ended March 31
                                                     ---------------------------
                                                       1995               1994
                                                     --------           --------
Net Sales                                            $ 52,489           $ 42,614
Cost of Products Sold                                  37,492             29,741
                                                     --------           --------
                                                     $ 14,997           $ 12,873
Selling, General and Administrative Expenses            5,534              4,476
                                                     --------           --------
                                                     $  9,463           $  8,397
Investment Income                                       1,466                703
                                                     --------           --------
    Earnings before Income Taxes                     $ 10,929           $  9,100

Provision for Income Taxes                              2,839              2,375
                                                     --------           --------
    Net Earnings                                     $  8,090           $  6,725
                                                     ========           ========


Earnings per Share of Common Stock (Note 2)          $    .18           $    .15

Dividends per Share of Common Stock                  $    .10           $    .10

Weighted Average Shares Outstanding                    44,945             44,819



The accompanying notes to the condensed financial statements are an integral part of these statements.

                   Lawter International, Inc. and Subsidiaries
                            Condensed Balance Sheets
                              (Shown in thousands)

                                                   March 31          December 31
                                                   --------          -----------
Assets                                               1995                1994
- --------                                           --------            --------
Current Assets
      Cash                                         $ 10,171            $  8,063
      Time Deposits                                  51,453              58,724
      Marketable Securities                           3,890               4,473
      Accounts Receivable (net)                      45,189              43,327
      Inventories (Note 1)
             Raw Materials                           23,801              14,366
             Finished Goods                          25,099              18,437
      Prepaid Expenses                                3,246               2,739
                                                   --------            --------
                Total Current Assets               $162,849            $150,129
                                                   --------            --------
Property, Plant and Equipment                      $106,950            $102,788
      Less Accumulated Depreciation                 (52,717)            (50,323)
                                                   --------            --------
                Net Property                       $ 54,233            $ 52,465
                                                   --------            --------
Investment in Affiliates                           $ 20,650            $ 20,139
                                                   --------            --------
Intangibles and Other Assets                       $  8,593            $  9,094
                                                   --------            --------
                Total Assets                       $246,325            $231,827
                                                   ========            ========
Liabilities and Stockholders' Equity
- ------------------------------------
Current Liabilities
      Accounts Payable and Accrued Expenses        $ 33,596            $ 33,217
      Short-Term Borrowings                          27,719              18,504
      Income Taxes Payable                           11,091              12,807
                                                   --------            --------
                Total Current Liabilities          $ 72,406            $ 64,528
                                                   --------            --------
Deferred Income Taxes                              $ 35,491            $ 35,354
                                                   --------            --------
Long-Term Obligations                              $  4,152            $  4,152
                                                   --------            --------
                Total Liabilities                  $112,049            $104,034
                                                   --------            --------
Stockholders' Equity
      Preferred Stock (None Issued)                $    ---            $    ---
      Common Stock                                   44,969              44,924
      Additional Paid-in Capital                      7,236               6,955
      Retained Earnings                              84,524              80,929
      Cumulative Translation Adjustments             (2,410)             (5,015)
      Other                                             (43)                ---
                                                   --------            --------
                Net Stockholders' Equity           $134,276            $127,793
                                                   --------            --------
                Total Liabilities and Equity       $246,325            $231,827
                                                   ========            ========
The accompanying notes to the condensed financial statements are an integral part of these balance sheets.
                                       -3-

                   Lawter International, Inc. and Subsidiaries
                       Condensed Statements of Cash Flows
                              (Shown in thousands)

                                                    Three Months Ended March 31
                                                    ---------------------------
                                                      1995               1994
                                                    --------           --------
Cash Flow from Operating Activities:
    Net Earnings                                    $  8,090           $  6,725
Adjustments to Reconcile Net Earnings to
  Net Cash Provided by Operating Activities-
    Depreciation and Amortization                      1,193                963
    Deferred Income Taxes                                113                ---
    Undistributed Equity Income                         (527)              (419)
    Deferred Exchange Gain (Loss)                        (51)              (430)
    Purchase of Marketable Securities                    ---             (1,091)
    Proceeds from Sales of Marketable Securities       1,000                ---
    Net (Gain) Loss from Marketable Securities          (418)               244
(Increase) Decrease in Current Assets-
    Accounts Receivable                                 (832)            (1,453)
    Inventories                                      (14,624)            (2,917)
    Prepaid Expenses                                    (380)                62
Increase (Decrease) in Current Liabilities-
    Accounts Payable and Accrued Expenses               (471)            (4,532)
    Income Taxes Payable                              (1,935)             1,858
                                                    --------           --------
Net Cash Used for Operating Activities              $ (8,842)          $   (990)
                                                    --------           --------
Cash Flow from Investing Activities:
    Expenditures for Property, Plant
      & Equipment - Net                             $ (1,704)          $ (2,797)
    Loans to Officers                                    (43)               (29)
                                                    --------           --------
Net Cash Used for Investing Activities              $ (1,747)          $ (2,826)
                                                    --------           --------
Cash Flow from Financing Activities:
    Exercise of Stock Options                       $    326           $    149
    Proceeds from Short-Term Borrowings                9,243              4,972
    Cash Dividends Paid                               (4,494)            (4,482)
                                                    --------           --------
Net Cash Provided by Financing Activities           $  5,075           $    639
                                                    --------           --------
Effect of Exchange Rate Changes on Cash             $    351           $     88
                                                    --------           --------
Increase (Decrease) in Cash and Equivalents         $ (5,163)          $ (3,089)
Cash and Equivalents, Beginning of Period             66,787             77,488
                                                    --------           --------
Cash and Equivalents, End of Period                 $ 61,624           $ 74,399
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

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that point, interim LIFO determinations, including that at March 31, 1995, must necessarily be based on management's estimates of expected year end inventory levels and costs. Such future estimates of inventory levels and prices are subject to many forces beyond the control of management.

Note 2.  Earnings per Share

Earnings per share of common stock are computed on the weighted average shares outstanding during the respective periods. Net earnings per share would not be materially different from reported earnings per share if all outstanding stock options were exercised.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Lawter's cash and equivalents, net of short-term borrowings, decreased $14,400,000 from $48,300,000 at December 31, 1994 to $33,900,000 at March 31,
1995. The decrease in cash and equivalents was due primarily to an increase in inventory of some important raw materials due to a tightening of their supply. Lawter anticipates maintaining a strong liquid position.

The capital expenditures planned for the near future include construction of a new synthetic resin and printing ink vehicle facility in Europe, as well as additions to and modernization of existing facilities elsewhere. The Company currently anticipates using externally generated funds for the majority of these capital expenditures.

Results of Operations

SALES. The Company's consolidated net sales increased 23% in the first quarter of 1995 when compared to the first quarter of 1994. Domestic net sales increased 8% as a result of average selling prices increasing 6% with the rest of the increase due to higher sales volume. Reportable European net sales, which included the sales of Cremona Resine as of June 30, 1994, increased 48%. Excluding the sales of Cremona Resine, European sales increased 38% as a result of a 19% increase in sales volume, a 14% increase caused by higher exchange rates and a 5% increase due to higher average selling prices.

GROSS MARGINS. Gross margins as a percent of net sales were 28.6% and 30.2% for the quarters ended March 31, 1995 and 1994, respectively. The lower gross margin percentage in 1995 was principally due to higher raw material costs and startup costs associated with the new resin plant in Wisconsin.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include net foreign transaction exchange gains of $64,000 and $327,000 for the three months ended March 31, 1995 and 1994, respectively. Transaction gains and losses result mainly from the effect of the exchange rate fluctuations on transactions of the foreign subsidiaries which are denominated in currencies other than the subsidiaries' functional currencies. Excluding these net transaction gains, selling, general and administrative expenses as a percent of sales were 10.7% and 11.3% for the three months ended March 31, 1995 and 1994, respectively. The lower percentage in 1995 resulted primarily from sales increasing at a higher rate than selling, general and administrative expenses.

INVESTMENT INCOME. Investment income in the quarter ended March 31, 1995 increased from the quarter ended March 31, 1994 due primarily to a $398,000 write up of marketable securities to market value in the first quarter of 1995 versus a $244,000 write down in the first quarter of 1994.

INCOME TAXES. The effective tax rates were comparable at 26.0% and 26.1% for the three months ended March 31, 1995 and 1994, respectively.



                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on April 24, 1995, shareholders voted to approve an amendment to the 1992 Non-Qualified Stock Option Plan and to approve the 1995 Non-Qualified Stock Option Plan for Non-Employee Directors as proposed in the Company's 1995 Proxy Statement to Stockholders.

The results of the vote on the proposal to approve the amendment to the 1992 Non-Qualified Stock Option Plan were 36,934,195 affirmative votes; 2,943,305 negative votes; and 389,647 abstentions.

The results of the vote on the proposal to approve the 1995 Non-Qualified Stock Option Plan for Non-Employee Directors were 37,348,004 affirmative votes; 2,566,102 negative votes; and 353,041 abstentions.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    LAWTER INTERNATIONAL, INC.
                                                    --------------------------
                                                           (Registrant)



May 10, 1995                                        /s/ Richard D. Nordman
- ------------                                        --------------------------
                                                    Richard D. Nordman
                                                    President



May 10, 1995                                        /s/ William S. Russell
- ------------                                        --------------------------
                                                    William S. Russell
                                                    Vice President, Finance
                                                    and Secretary