Form 10-Q
period 1995-06-30
LAWTER INTERNATIONAL INC
filed 1995-08-11
CIK 58091

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1995

                                          or

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

      Common stock $1.00 par value per share - 45,038,988 shares outstanding as of July 31, 1995.

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments
(consisting of normal recurring accruals) necessary to present fairly the financial position of Lawter International, Inc. and Subsidiaries as of June 30, 1995 and December 31, 1994 and the results of their operations for the three months ended June 30, 1995 and 1994, and the six months ended June 30, 1995 and 1994, and the statements of cash flows for the six months ended June 30, 1995 and 1994, have been included. It should be noted that these interim statements are based on certain annual estimates such as the final level of LIFO inventories and the provision for income taxes. These and other similar items may be subject to year end adjustments. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                   Lawter International, Inc. and Subsidiaries
                        Condensed Statements of Earnings
                              (Shown in thousands)
                                 Three Months Ended       Six Months Ended
                                      June 30                 June 30
                                --------------------    --------------------
                                  1995       1994         1995        1994
                                --------    --------    --------    --------
Net Sales                       $ 50,009    $ 44,415    $102,498    $ 87,029
Cost of Products Sold             36,690      30,744      74,182      60,485
                                --------    --------    --------    --------
                                $ 13,319    $ 13,671    $ 28,316    $ 26,544
Selling, General and
     Administrative Expenses       5,285       5,319      10,819       9,795
                                --------    --------    --------    --------
                                $  8,034    $  8,352    $ 17,497    $ 16,749
Investment Income                  1,492       1,132       2,958       1,835
                                --------    --------    --------    --------
Earnings before Income Taxes    $  9,526    $  9,484    $ 20,455    $ 18,584
Provision for Income Taxes         2,476       2,459       5,315       4,834
                                --------    --------    --------    --------
Net Earnings                    $  7,050    $  7,025    $ 15,140    $ 13,750
                                ========    ========    ========    ========
Earnings per Share  of
     Common Stock (Note 2)      $    .16    $    .16    $    .34    $    .31
Dividends per Share of
     Common Stock               $    .10    $    .10    $    .20    $    .20
Weighted Average Shares
     Outstanding                  45,018      44,858      44,981      44,839
The accompanying notes to the condensed financial statements are an integral part of these statements.

                   Lawter International, Inc. and Subsidiaries
                            Condensed Balance Sheets
                              (Shown in thousands)
                                                       June 30    December 31
Assets                                                  1995         1994
- ------                                                --------    -----------
Current Assets
      Cash                                            $ 11,413    $  8,063
      Time Deposits                                     52,186      58,724
      Marketable Securities                              5,117       4,473
      Accounts Receivable (net)                         42,486      43,327
      Inventories (Note 1)
             Raw Materials                              25,822      14,366
             Finished  Goods                            28,269      18,437
      Prepaid Expenses                                   3,528       2,739
                                                      --------    --------
                Total Current Assets                  $168,821    $150,129
                                                      --------    --------
Property, Plant and Equipment                         $113,782    $102,788
      Less Accumulated Depreciation                    (53,832)    (50,323)
                                                      --------    --------
                Net Property                          $ 59,950    $ 52,465
                                                      --------    --------
Investment in Affiliates                              $ 21,118    $ 20,139
                                                      --------    --------
Intangibles and Other Assets                          $  8,558    $  9,094
                                                      --------    --------
                Total Assets                          $258,447    $231,827
                                                      ========    ========
Liabilities and Stockholders' Equity
- ------------------------------------
Current Liabilities
      Accounts Payable and Accrued Expenses           $ 31,313    $ 33,217
      Short-Term Borrowings                             40,523      18,504
      Income Taxes Payable                               8,869      12,807
                                                      --------    --------
                Total Current Liabilities             $ 80,705    $ 64,528
                                                      --------    --------
Deferred Income Taxes                                 $ 35,413    $ 35,354
                                                      --------    --------
Long-Term Obligations                                 $  4,152    $  4,152
                                                      --------    --------
                Total Liabilities                     $120,270    $104,034
                                                      --------    --------
Stockholders' Equity
     Preferred Stock (None Issued)                    $    ---    $    ---
     Common Stock                                       45,037      44,924
     Additional Paid-in Capital                          7,857       6,955
     Retained Earnings                                  87,071      80,929
     Cumulative Translation Adjustments                 (1,745)     (5,015)
     Other                                                 (43)        ---
                                                      --------    --------
                Net Stockholders' Equity              $138,177    $127,793
                                                      --------    --------
                Total Liabilities and Equity          $258,447    $231,827
                                                      ========    ========
The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

                   Lawter International, Inc. and Subsidiaries
                       Condensed Statements of Cash Flows
                              (Shown in thousands)

                                                       Six Months Ended June 30
                                                       ------------------------
                                                           1995          1994
                                                         --------      --------
Cash Flow from Operating Activities:
    Net Earnings                                         $ 15,140      $ 13,750
Adjustments to Reconcile Net Earnings to Net
    Cash Provided/(Used) by Operating Activities-
      Depreciation and Amortization                         2,461         1,905
      Deferred Income Taxes                                    33           ---
      Undistributed Equity Income                          (1,010)         (921)
      Deferred Exchange Gain (Loss)                          (180)         (311)
      Purchase of Marketable Securities                      (783)       (2,298)
      Proceeds from Sales of Marketable Securities          1,000           ---
      Net (Gain) Loss from Marketable Securities             (861)          198
(Increase) Decrease in Current Assets-
      Accounts Receivable                                   2,092        (4,657)
      Inventories                                         (19,727)       (5,335)
      Prepaid Expenses                                       (682)         (473)
Increase (Decrease) in Current Liabilities-
      Accounts Payable and Accrued Expenses                (2,739)       (4,774)
      Income Taxes Payable                                 (4,017)        1,335
                                                         --------      --------
Net Cash Provided/(Used) by Operating Activities         $ (9,273)     $ (1,581)
                                                         --------      --------
Cash Flow from Investing Activities:
    Expenditures for Property, Plant
      & Equipment - Net                                  $ (8,125)     $ (5,019)
    Loans to Officers                                         (43)          (58)
    Repayment of Officers' Loans                              ---         1,633
    Purchase of Business-Net of Cash                          ---        (6,344)
                                                         --------      --------
Net Cash Provided/(Used) by Investing Activities         $ (8,168)     $ (9,788)
                                                         --------      --------
Cash Flow from Financing Activities:
    Exercise of Stock Options                            $  1,015      $    476
    Proceeds from Short-Term Borrowings                    22,614        11,479
    Payment of Short-Term Borrowings                         (756)          ---
    Cash Dividends Paid                                    (8,997)       (8,969)
                                                         --------      --------
Net Cash Provided/(Used) by Financing Activities         $ 13,876      $  2,986
                                                         --------      --------
Effect of Exchange Rate Changes on Cash                  $    377      $    209
                                                         --------      --------
Increase (Decrease) in Cash and Equivalents              $ (3,188)     $ (8,174)
Cash and Equivalents, Beginning of Period                  66,787        77,488
                                                         --------      --------
Cash and Equivalents, End of Period                      $ 63,599      $ 69,314
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

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that point, interim LIFO determinations, including that at June 30, 1995, must necessarily be based on management's estimates of expected year end inventory levels and costs. Such future estimates of inventory levels and prices are subject to many forces beyond the control of management.

Note 2.  Earnings per Share

Earnings per share of common stock are computed on the weighted average shares outstanding during the respective periods. Net earnings per share would not be materially different from reported earnings per share if all outstanding stock options were exercised.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Lawter's cash and equivalents, net of short-term borrowings, decreased $25,200,000 from $48,300,000 at December 31, 1994 to $23,100,000 at June 30,
1995. The decrease in cash and equivalents was due primarily to an increase in inventory of some important raw materials due to a tightening of their supply, along with expenditures for a new synthetic resin and printing ink vehicle facility in Europe. Lawter anticipates maintaining a strong liquid position.

The capital expenditures planned for the near future include construction of the new synthetic resin and printing ink vehicle facility in Europe, as well as additions to and modernization of existing facilities elsewhere. The Company currently anticipates using externally generated funds for the majority of these capital expenditures.

Results of Operations

SALES. The Company's consolidated net sales increased 13% in the second quarter of 1995 when compared to the second quarter of 1994. Domestic average selling prices increased 8%, while sales volume decreased 9% , resulting in a 1% decrease in domestic net sales. Reportable European net sales, which included the sales of Cremona Resine since June 30, 1994 increased 37%. Excluding the sales of Cremona Resine, European net sales increased 26% as a result of a 4% increase in sales volume, a 13% increase caused by higher exchange rates and an 8% increase in average selling prices. Consolidated net sales for the first six months of 1995 increased 18% over consolidated net sales for the first six months of 1994. Domestic average selling prices increased 8%, while sales volume decreased 4%, resulting in a 4% increase in
domestic net sales.   Net reportable European sales increased 43% including the
sales of Cremona Resine. Excluding the sales of Cremona Resine, European net sales increased 31% as the result of an 11% increase in sales volume, a 12% increase caused by higher exchange rates and a 6% increase in average selling prices.

GROSS MARGINS. Gross margins as a percent of net sales were 26.6% and 30.8% for the quarters ended June 30, 1995 and 1994, respectively, and 27.6% and
30.5% for the six months ended June 30, 1995 and 1994, respectively.   The
lower gross margin percentages in both 1995 periods were due principally to higher raw material costs and startup costs associated with the new resin plant in Pleasant Prarie, Wisconsin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include net foreign transaction exchange gains (losses) of $(125,000) and $(304,000) for the three months ended June 30, 1995 and 1994, respectively, and $(61,000) and $23,000 for the six months ended June 30, 1995 and 1994, respectively. Transaction gains and losses result mainly from the effect of the exchange rate fluctuations on transactions of the foreign subsidiaries which are denominated in currencies other than the subsidiaries' functional currencies. Excluding these net transaction gains (losses), selling, general and administrative expenses as a percent of sales were 10.3% and 10.5% for the three months and six months ended June 30, 1995, respectively, and 11.4% and 11.3% for the three months and six months ended June 30, 1994, respectively. The lower percentages in both periods of 1995 resulted primarily from sales increasing at a higher rate than selling, general and administrative expenses.

INVESTMENT INCOME. Investment income in the quarter ended June 30, 1995 increased from the same period in 1994 due primarily to a $444,000 write up of marketable securities to market in 1995 versus a $47,000 write up in 1994. For the six months ended June 30, 1995, investment income increased compared to the same period in 1994 due primarily to an $842,000 write up of marketable securities to market in 1995 versus a $198,000 write down in 1994.

INCOME TAXES. The effective tax rates were comparable at 26.0% and 25.9% for the three months ended June 30, 1995 and 1994, respectively and 26% for the six months ended June 30, 1995 and 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   LAWTER INTERNATIONAL, INC.
                                                   --------------------------
                                                          (Registrant)



August 11, 1995                                    /s/ Richard D.  Nordman
- ---------------                                    --------------------------
                                                   Richard D. Nordman
                                                   President



August 11, 1995                                    /s/ William S. Russell
- ---------------                                    --------------------------
                                                   William S. Russell
                                                   Vice President, Finance
                                                   and Secretary