Form 10-Q
period 1995-09-30
LAWTER INTERNATIONAL INC
filed 1995-11-13
CIK 58091

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1995

                                       or

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

     Common stock $1.00 par value per share - 45,066,386 shares outstanding as of October 31, 1995.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Lawter International, Inc. and Subsidiaries as of September 30, 1995 and December 31, 1994 and the results of their operations for the three months ended September 30, 1995 and 1994, and the nine months ended September 30, 1995 and 1994, and the statements of cash flows for the nine months ended September 30, 1995 and 1994, have been included. It should be noted that these interim statements are based on certain annual estimates such as the final level of LIFO inventories and the provision for income taxes. These and other similar items may be subject to year end adjustments. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                   Lawter International, Inc. and Subsidiaries
                        Condensed Statements of Earnings
                              (Shown in thousands)

                                    Three Months Ended      Nine Months Ended
                                       September 30            September 30
                                   -------------------     -------------------
                                     1995       1994         1995       1994
                                   --------   --------     --------   --------
Sales                              $ 50,971   $ 48,844     $153,469   $135,873
Cost of Products Sold                37,799     34,322      111,981     94,807
                                   --------   --------     --------   --------
                                     13,172     14,522       41,488     41,066
Selling, General and
   Administrative Expenses            5,109      5,148       15,928     14,943
                                   --------   --------     --------   --------
                                      8,063      9,374       25,560     26,123
Investment Income                     1,607        991        4,565      2,826
                                   --------   --------     --------   --------
Earnings before Income Taxes          9,670     10,365       30,125     28,949
Provision for Income Taxes            2,515      2,710        7,830      7,544
                                   --------   --------     --------   --------
Net Earnings                        $ 7,155   $  7,655     $ 22,295   $ 21,405
                                   ========   ========     ========   ========

Earnings per Share of Common
   Stock (Note 2)                   $   .16   $    .17     $    .50   $    .48

Dividends per Share of Common
   Stock                            $   .10   $    .10     $    .30   $    .30

Weighted Average Shares
   Outstanding                       45,051     44,902       45,003     44,860

The accompanying notes to the condensed financial statements are an integral part of these statements.

                   Lawter International, Inc. and Subsidiaries
                            Condensed Balance Sheets
                              (Shown in thousands)

                                                 September 30        December 31
                                                 ------------        -----------
Assets                                               1995                1994
--------                                           --------            --------
Current Assets
      Cash                                         $  8,307            $  8,063
      Time Deposits                                  55,857              58,724
      Marketable Securities                           8,192               4,473
      Accounts Receivable (net)                      47,399              43,327
      Inventories (Note 1)
             Raw Materials                           23,554              14,366
             Finished Goods                          25,850              18,437
      Prepaid Expenses                                2,463               2,739
                                                   --------            --------
                Total Current Assets                171,622             150,129
                                                   --------            --------
Property, Plant and Equipment                       118,599             102,788
      Less Accumulated Depreciation                 (54,490)            (50,323)
                                                   --------            --------
                Net Property                         64,109              52,465
                                                   --------            --------
Investment in Affiliates                             21,669              20,139
                                                   --------            --------
Intangibles and Other Assets                          8,405               9,094
                                                   --------            --------
                Total Assets                       $265,805            $231,827
                                                   ========            ========
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
      Accounts Payable and Accrued Expenses        $ 31,110            $ 33,217
      Short-Term Borrowings                          44,443              18,504
      Income Taxes Payable                           10,790              12,807
                                                   --------            --------
                Total Current Liabilities            86,343              64,528
                                                   --------            --------
Deferred Income Taxes                                35,410              35,354
                                                   --------            --------
Long-Term Obligations                                 4,102               4,152
                                                   --------            --------
                Total Liabilities                   125,855             104,034
                                                   --------            --------
Stockholders' Equity
      Preferred Stock (None Issued)                     ---                 ---
      Common Stock                                   45,066              44,924
      Additional Paid-in Capital                      8,036               6,955
      Retained Earnings                              89,743              80,929
      Cumulative Translation Adjustments             (2,698)             (5,015)
      Other                                            (197)                ---
                                                   --------            --------
                Net Stockholders' Equity            139,950             127,793
                                                   --------            --------
                Total Liabilities and Equity       $265,805            $231,827
                                                   ========            ========
The accompanying notes to the condensed financial statements are an integral part of these balance sheets.
                                       -3-

                   Lawter International, Inc. and Subsidiaries
                       Condensed Statements of Cash Flows
                              (Shown in thousands)

                                                           Nine Months Ended
                                                             September 30
                                                        -----------------------
                                                          1995           1994
                                                        --------       --------
Cash Flow from Operating Activities:
    Net Earnings                                        $ 22,295       $ 21,405
Adjustments to Reconcile Net Earnings to Net
  Cash Provided by (Used for) Operating Activities-
    Depreciation and Amortization                          4,071          3,123
    Deferred Income Taxes                                     35            ---
    Undistributed Equity Income                           (1,577)        (1,579)
    Deferred Exchange Gain (Loss)                           (859)          (353)
    Purchase of Marketable Securities                     (3,179)        (2,299)
    Proceeds from Sales of Marketable Securities           1,000            ---
    Net (Gain) Loss from Marketable Securities            (1,540)           363
(Increase) Decrease in Current Assets-
    Accounts Receivable                                   (3,097)        (3,222)
    Inventories                                          (15,567)        (4,877)
    Prepaid Expenses                                         349            131
Increase (Decrease) in Current Liabilities-
    Accounts Payable and Accrued Expenses                 (2,723)        (4,276)
    Income Taxes Payable                                  (2,067)         2,536
                                                        --------       --------
Net Cash Provided by (Used for) Operating Activities      (2,859)        10,952
                                                        --------       --------
Cash Flow from Investing Activities:
    Expenditures for Property, Plant
      & Equipment - Net                                  (13,764)        (6,691)
    Loans to Officers                                       (197)           (73)
    Repayment of Officers' Loans                             ---          2,369
    Purchase of Business-Net of Cash                         ---         (6,369)
                                                        --------       --------
Net Cash Provided by (Used for) Investing Activities     (13,961)       (10,764)
                                                        --------       --------
Cash Flow from Financing Activities:
    Exercise of Stock Options                              1,223            698
    Principal Payments on Long-Term Obligations              (50)           (53)
    Payment of Short-Term Borrowings                      (1,063)           ---
    Proceeds from Short-Term Borrowings                   26,978            314
    Cash Dividends Paid                                  (13,481)       (13,459)
                                                        --------       --------
Net Cash Provided by (Used for) Financing Activities      13,607        (12,500)
                                                        --------       --------
Effect of Exchange Rate Changes on Cash                      590          1,001
                                                        --------       --------
Increase (Decrease) in Cash and Equivalents               (2,623)       (11,311)
Cash and Equivalents, Beginning of Period                 66,787         77,488
                                                        --------       --------
Cash and Equivalents, End of Period                     $ 64,164       $ 66,177
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

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that point, interim LIFO determinations, including that at September 30, 1995, must necessarily be based on management's estimates of expected year end inventory levels and costs. Such future estimates of inventory levels and prices are subject to many forces beyond the control of management.

Note 2.  Earnings per Share

Earnings per share of common stock are computed on the weighted average shares outstanding during the respective periods. Net earnings per share would not be materially different from reported earnings per share if all outstanding stock options were exercised.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Lawter's cash and equivalents, net of short-term borrowings, decreased $28,600,000 from $48,300,000 at December 31, 1994 to $19,700,000 at
September 30, 1995. The decrease in cash and equivalents was due primarily to an increase in inventory of some important raw materials due to a tightening of their supply, along with expenditures for the new synthetic resin and printing ink vehicle facility in Europe. Lawter anticipates maintaining a strong liquid position.

The capital expenditures planned for the near future include construction of a new synthetic resin and printing ink vehicle facility in Europe, as well as additions to and modernization of existing facilities elsewhere. The Company currently anticipates using externally generated funds for the majority of these capital expenditures.

Results of Operations

SALES. The Company's consolidated net sales increased 4.4% in the third quarter of 1995 when compared to the third quarter of 1994. Domestic average selling prices increased 3%, while sales volume decreased 8%, resulting in a 5% decrease in domestic net sales. Reportable European net sales increased 23% as a result of a 9% increase in sales volume, a 6% increase in average selling prices and a 7% increase caused by higher exchange rates. Consolidated net sales for the first nine months of 1995 increased 13.0% over consolidated net sales for the first nine months of 1994. Domestic average selling prices increased 6%, while sales volume decreased 5%, resulting in a 1% increase in domestic net sales. Reportable European net sales increased 36%, as the result of an 8% increase from the sales of Cremona Resine during the first six months of 1995 (the acquisition took place on June 30, 1994), a 10% increase in sales volume, an 11% increase caused by higher exchange rates and a 6% increase in average selling prices.

GROSS MARGINS. Gross margins as a percent of net sales were 25.8% and 29.7% for the quarters ended September 30, 1995 and 1994, respectively, and 27.0% and 30.2% for the nine months ended September 30, 1995 and 1994, respectively. The lower percentages in both 1995 periods were principally due to higher raw material costs and startup costs associated with the new resin plant in Pleasant Prairie, Wisconsin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include net foreign transaction exchange gains (losses) of $(107,000) and $146,000 for the three months ended September 30, 1995 and 1994, respectively, and $(168,000) and $169,000 for the nine months ended September 30, 1995 and 1994, respectively. Transaction gains and losses result mainly from the effect of the exchange rate fluctuations on transactions of the foreign subsidiaries which are denominated in currencies other than the subsidiaries' functional currencies. Excluding these net transaction gains (losses), selling, general and administrative expenses as a percent of sales were 9.8% and 10.3% for the three months and nine months ended September 30, 1995, respectively, and 10.8% and 11.1% for the three months and nine months ended September 30, 1994, respectively. The lower percentage in both periods of 1995 resulted primarily from increased sales along with tight controls on selling, general and administrative expenses.

INVESTMENT INCOME. Investment income in the quarter ended September 30, 1995 increased from the same period in 1994 due principally to a $678,000 write up of marketable securities to market in 1995 versus a $166,000 write down in 1994. For the first nine months of 1995, investment income increased from the same period of 1994 due primarily to a $1,521,000 write up of marketable securities to market in 1995 versus a $364,000 write down in 1994.

INCOME TAXES. The effective tax rates were comparable at 26.0% and 26.1% for the three months ended September 30, 1995 and 1994, respectively and 26.0 and 26.1% for the nine months ended September 30, 1995 and 1994, respectively.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On September 25, 1995, the U.S. EPA filed an administrative complaint alleging record keeping violations under the Toxic Substance Control Act (TSCA). Simultaneously, Lawter and the U.S. EPA entered into a consent order fully settling the complaint. Pursuant to the consent order, and without admitting any liability, the Company has paid $280,000 to the United States and will conduct a TSCA compliance audit. The Company decided to settle this matter in order to avoid protracted litigation and the related costs.

Item 5. Other Information

On November 9, 1995, the Company issued a news release announcing top management changes effective January 1, 1996, attached hereto as Exhibit A.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit A - News release dated November 9, 1995

(b) On August 30, 1995, the Company filed a Form 8-K to report that it had delivered a letter to Kathryn Hach-Darrow, the Chairman of Hach Company ("Hach"), stating that Lawter was prepared to acquire the business of Hach through a cash merger in which each of the shares of Hach common stock not already owned by Lawter would be exchanged for $21.00 per share in cash.

On September 15, 1995, the Company filed a Form 8-K to report that it received a letter from Kathryn Hach-Darrow, stating that Hach's Board had voted to decline Lawter's offer to purchase the balance of Hach stock that Lawter does not already own. In view of the response by Hach's Board, the acquisition of the business of Hach would not be possible and, therefore, Lawter has terminated its offer.








                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    LAWTER INTERNATIONAL, INC.
                                                    --------------------------
                                                           (Registrant)



November 13, 1995                                   /s/ Richard D. Nordman
-----------------                                   --------------------------
                                                    Richard D. Nordman
                                                    President



November 13, 1995                                   /s/ William S. Russell
-----------------                                   --------------------------
                                                    William S. Russell
                                                    Vice President, Finance
                                                    and Secretary