Form 10-K
period 1995-12-31
LAWTER INTERNATIONAL INC
filed 1996-03-27
CIK 58091

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [FEE REQUIRED]

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    FOR THE TRANSITION PERIOD FROM __________________ TO _________________

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


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (847) 498-4700

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                              NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                               WHICH REGISTERED
-------------------                           ________________________
COMMON STOCK, $1.00 PAR
   VALUE PER SHARE                             NEW YORK STOCK EXCHANGE


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

        YES  X  NO ___

        INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

        AS OF FEBRUARY 15, 1996, 45,070,386 COMMON SHARES WERE OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE COMMON SHARES (BASED UPON THE FEBRUARY 15, 1996 CLOSING PRICE OF THESE SHARES ON THE NEW YORK STOCK EXCHANGE) OF LAWTER INTERNATIONAL, INC. HELD BY NON-AFFILIATES WAS APPROXIMATELY $307 MILLION.

                       DOCUMENTS INCORPORATED BY REFERENCE

ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1995 _ PARTS I, II AND IV.
PROXY STATEMENT TO STOCKHOLDERS FOR THE 1996 ANNUAL MEETING _ PART III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                         TABLE OF CONTENTS
FORM 10-K
ITEM NO.                                                   NAME OF ITEM                                           PAGE
------------  -----------------------------------------------------------------------------------------------  ----------
PART I

Item 1.       Business.......................................................................................           2

Item 2.       Properties.....................................................................................           4

Item 3.       Legal Proceedings..............................................................................           5

Item 4.       Submission of Matters to a Vote of Security Holders............................................           5

Item 4A.      Executive Officers of the Registrant...........................................................           5

Part II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters......................           5

Item 6.       Selected Financial Data........................................................................           5

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations..........           5

Item 8.       Financial Statements and Supplementary Data....................................................           5

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........           6

Part III

Item 10.      Directors and Executive Officers of the Registrant.............................................           6

Item 11.      Executive Compensation.........................................................................           6

Item 12.      Security Ownership of Certain Beneficial Owners and Management.................................           6

Item 13.      Certain Relationships and Related Transactions.................................................           6

Part IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K................................           6


Report of Independent Public Accountants on Schedule and Consent of
  Independent Public Accountants.............................................................................           8

Signatures...................................................................................................          10

                                     PART I

ITEM 1. BUSINESS.

    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS--

  Industry Segments.

        The Company is engaged predominantly in a single industry_specialty chemicals. Reference is made to Note 9 in the Company's 1995 Annual Report to Stockholders (hereby incorporated by reference) for information on the amounts of revenue, opera ting profit and identifiable assets for the industry segment.

    NARRATIVE DESCRIPTION OF BUSINESS--

  PRINCIPAL PRODUCTS.

        Reference is made to the General Nature and Scope of Business on page 4 in the Company's 1995 Annual Report to Stockholders (hereby incorporated by reference) for information on the description of the principal products.

        The Company manufactures and warehouses its products in seven plants in the United States and in ten plants in foreign countries, i.e. Belgium, Canada, China, Denmark, England, Germany, Ireland, Italy, Singapore and Spain. Products are sold primarily by Company employed salesmen.

        Reference is made to the Sales by Product Group on page 5 in the Company's 1995 Annual Report to Stockholders (hereby incorporated by reference) for information with respect to the approximate percentages of total sales of the Company during the three fiscal years ended December 31, 1995, attributable to each principal product category.

  RAW MATERIALS.

        The basic ingredients of the Company's products are purchased from others, including larger chemical firms. Such ingredients are normally in adequate supply. A portion of the Company's resin production is used by it in the manufacture of printing ink vehicles.

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

  CUSTOMERS.

        The Company sells its products to both large and small ink companies. Lawter is a major supplier of printing ink vehicles and resins for printing inks and, therefore, sells substantial quantities to the larger ink companies around the world. The Company believes the five largest ink companies are, in alphabetical order, Coates/Lorilleux, Dianippon Ink and Chemicals, Flint Ink, Sakata and Toyo. Lawter sells a variety of specialized products to each of their numerous companies, subsidiaries or branches in various countries, where the purchasing decisions normally are made. Dianippon Ink and Chemicals is Lawter's largest multilocation customer with eighteen percent of consolidated net sales for the most recently completed fiscal year.

  COMPETITION.

        The Company encounters keen competition in the conduct of its business. Industry data indicating the relative ranking of competitive companies is not available. The Company competes with several other independent producers of printing ink vehicles and slip additives. The larger printing ink manufacturers produce some of the vehicles required in their own operations, although generally they do not sell vehicles in competition with the Company. The Company is considered to be one of the medium sized to smaller producers of synthetic and hydrocarbon resins. Several other producers of synthetic and hydrocarbon resins are large chemical companies with much greater total sales and resources than those of the Company. The Company is one of several manufacturers of fluorescent pigments and one of numerous manufacturers of fluorescent coatings which compete in the world market with numerous large and small producers of organic pigments and coatings. In the sale of thermographic product s and rota-matic machines, the Company encounters competition from producers of all types of printing equipment, from engravers and from other producers of thermographic and rota-matic equipment and printing supplies.

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

  RESEARCH.

        During the fiscal years ended December 31, 1995, 1994 and 1993, the Company spent approximately $5,320,000, $4,821,000 and $4,423,000, respectively, on research activities relating to the development of new products and the improvement of existing products.

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

        Expenditures for environmental matters during the fiscal years ended December 31, 1995 and 1994 were not material to the consolidated financial statements of the Company. During 1993, the Company expensed $3,405,000 for voluntary waste disposal and $3,145,000 for refurbishing and cleaning waste water treatment facilities. Reference is made to the Gross Margin section under Results of Operations in Management's Discussion and Analysis on Page 6 in the Company's 1995 Annual Report to Stock holders (hereby incorporated by reference).

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

        The Company believes that compliance with the Federal, state and local environmental laws has had no material effect upon the capital expenditures or competitive position of the Company. Environmental capital expenditures in 1996 are not anticipated to be material. The Company does not believe, based on information available at this time, that the level of future expenditures for environmental matters will have a material effect on its consolidated financial position.

  EMPLOYEES.

        At December 31, 1995, the Company had 552 employees.

    FOREIGN SALES--

        Reference is made to Note 9 in the Company's 1995 Annual Report to Stockholders (hereby incorporated by reference) for this information.

ITEM 2. PROPERTIES.

        Information with respect to the principal properties, all of which are of masonry and metal clad construction, in which the Company's operations are conducted is as follows:

                                          APPROXIMATE
                                           FLOOR AREA
                                            (SQUARE                       PRINCIPAL PRODUCTS                    OWNED OR
             LOCATION                         FEET)                          OR ACTIVITIES                       LEASED
---------------------------------------   -----------   -----------------------------------------------------   --------
Northbrook, Illinois                           16,000   Corporate headquarters                                  Owned
Bell, California                               15,000   Printing ink vehicles                                   Leased
                                                        Warehouse
La Vergne, Tennessee                           27,000   Printing ink vehicles                                   Owned
                                                        Warehouse
South Kearny, New Jersey                       42,000   Printing ink vehicles                                   Owned
                                                        Warehouse
Pleasant Prairie, Wisconsin                   232,000   Printing ink vehicles and slip additives                Owned
                                                        Synthetic resins
                                                        Research facilities
                                                        Warehouse
Moundville, Alabama                           250,000   Synthetic and hydrocarbon resins                        (1)
                                                        Warehouse
Skokie, Illinois                               66,000   Fluorescent pigments and coatings                       Owned
                                                        Thermographic compounds
                                                        Research facilities
                                                        Warehouse
Plainfield, New Jersey                         30,000   Thermographic and rota-matic equipment                  Owned
                                                        Warehouse
Lokeren, Belgium                              109,000   Printing ink vehicles and slip additives                Owned
                                                        Synthetic resins
                                                        Research facilities
                                                        Warehouse
Rexdale, Ontario, Canada                       66,000   Printing ink vehicles and slip additives                Owned
                                                        Synthetic resins
                                                        Warehouse
Tanggu, Peoples Republic of China              40,000   Printing ink vehicles                                   Owned
                                                        Synthetic resins
                                                        Warehouse
Koge, Denmark                                  14,000   Printing ink vehicles                                   Owned
                                                        Warehouse
Bicester, Oxon, England                        38,000   Printing ink vehicles                                   Owned
                                                        Fluorescent pigments
                                                        Warehouse
Frechen, Germany                               17,000   Printing ink vehicles                                   Leased
                                                        Warehouse
Waterford, Ireland                             97,000   Synthetic resins                                        Owned
Cremona, Italy                                 72,000   Printing ink vehicles                                   Owned
                                                        Synthetic resins
                                                        Warehouse
Jurong Town, Singapore                         10,000   Printing ink vehicles                                   Owned
                                                        Warehouse
Barcelona, Spain                               12,000   Printing ink vehicles                                   Leased
                                                        Warehouse

----------------------
(1) The Moundville, Alabama plant is leased as described in Note 7 in the Company's 1995 Annual Report to Stockholders (hereby incorporated by reference).

ITEM 3. LEGAL PROCEEDINGS.

        On September 25, 1995, the U.S. EPA filed an administrative complaint alleging record keeping violations under the Toxic Substance Control Act (TSCA). Simultaneously, Lawter and the U.S. EPA entered into a consent order fully settling the complaint. Pursuant to the consent order, and without admitting any liability, the Company has paid $280,000 to the U.S. EPA and will conduct a TSCA compliance audit. The Company decided to settle this matter in order to avoid protracted litigation and the related costs. The outcome of this compliance audit has not been determined.

        Reference is made to Note 10 in the Company's 1995 Annual Report to Stockholders (hereby incorporated by reference) for additional information.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted to a vote of security holders in the fourth quarter of the year ended December 31, 1995.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information with respect to the executive officers of the Company, all of whose terms will expire at the annual meeting of the Board of Directors in April 1996, is as follows:

                                                                                                        YEAR
          NAME                                      POSITION                                 AGE       ELECTED
-------------------------  --------------------------------------------------------------   ------   ----------
Daniel J. Terra            Chairman of the Board                                                84         1958

John P. O'Mahoney          Vice Chairman of the Board and Chief Executive Officer               39         1996

John P. Jilek              President and Chief Operating Officer                                44         1996

Ludwig P. Horn             Vice President                                                       66         1980

William S. Russell         Vice President,                                                                 1987
                             Treasurer and                                                                 1982
                             Secretary                                                          47         1986

        Mr. O'Mahoney served as Vice President, 1993-1995 and as European General Manager, 1990-1993 of the Company. Mr. Jilek served as Vice President of the Company, 1989-1995.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

        Reference is made to the Market Price and Quarterly Dividend Statistics for Common Stock on page 1 in the Company's 1995 Annual Report to Stockholders (hereby incorporated by reference) for this information.

ITEM 6. SELECTED FINANCIAL DATA.

        Reference is made to the Ten Year Financial Summary (1986-1995) on pages 8 and 9 in the Company's 1995 Annual Report to Stockholders (hereby incorporated by reference) for information on selected financial data. This referenced section should be read in conjunction with the Consolidated Financial Statements and Notes (hereby incorporated by reference) in the Company's 1995 Annual Report to Stockholders, pages 10 to 19.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Reference is made to the Management's Discussion and Analysis on pages 6 and 7 in the Company's 1995 Annual Report to Stockholders (hereby incorporated by reference) for this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Financial statements and supplementary data are included in this Form 10-K Annual Report as indicated in Item 14 on pages 6 and 7. Those portions of the Lawter International, Inc. and Subsidiaries' 1995 Annual Report to Stockholders listed under the caption "Consolidated Financial Statements" in
Item 14 are hereby incorporated by reference. Reference is also made to the Operating Results by Quarters on page 4 in the Company's 1995 Annual Report to Stockholders (hereby incorporated by reference) for this information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There have been no changes in or disagreements with independent auditors on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Reference is made to the Company's 1996 Proxy Statement under the heading "Election Of Directors" (hereby incorporated by reference) and Item 4A "Executive Officers of the Registrant" in Part I of this Form 10-K for this information.

ITEM 11. EXECUTIVE COMPENSATION.

        Reference is made to the Company's 1996 Proxy Statement under the heading "Executive Compensation" (hereby incorporated by reference) for this information.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Reference is made to the Company's 1996 Proxy Statement under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" (hereby incorporated by reference) for this information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Reference is made to the Company's 1996 Proxy Statement under the headings "Indebtedness of Management" and "Certain Relationships and Related Transactions" (hereby incorporated by reference) for this information.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)1. Consolidated Financial Statements--

<Caption
                                                                                                       PAGE
                                                                                                      NUMBER
                                                                                                      ------
Balance Sheets as of December 31, 1995 and 1994....................................................      *
Statements of Earnings for the years ended December 31, 1995, 1994 and 1993........................      *
Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993......................      *
Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993............      *
Notes to the Consolidated Financial Statements--December 31, 1995, 1994 and 1993...................      *
Report of Independent Public Accountants...........................................................      *

--------------------------
          * These Consolidated Financial Statements, related Notes and Report of Independent Public Accountants appearing in the Company's 1995 Annual Report to Stockholders, pages 10 to 20, which is filed as an exhibit to this Form 10-K, are incorporated herein by reference.

(a)2. Financial Statement Schedules--

                                                                  PAGE
                                                                 NUMBER
                                                                 ------
Report of Independent Public Accountants on Schedule...........     8
  II.  Valuation and Qualifying Accounts.......................     9

        All other schedules are not submitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

(a)3. Exhibits--

 (3)(a)     Certificate of Incorporation, as amended through April 27, 1993 (incorporated by reference to Exhibit I of the Company's Quarterly Report on Form 10-Q for the
            quarter ended March 31, 1993) (File No. 1-7558).
    (b)     Bylaws of the Company, as amended through November 9, 1995.
 (4)        Private Shelf Agreement between Lawter International, Inc.  and The Prudential
            Insurance Company of America (incorporated by reference to Exhibit 99.2 of the
            Company's Form 8-K dated January 9, 1996) (File No. 1-7558).

(10)(a)     Lawter International, Inc.  Growth Sharing Plan for Salaried and Office Clerical
            Hourly Employees, as amended through January 1, 1989 (incorporated by reference to Exhibit (10)(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 1989) (File No. 1-7558).*
    (b)     1983 Incentive Stock Option Plan (incorporated by reference to Exhibit 2 of
            Registration Statement No. 2-84421).*
    (c)     Amended and restated Non-Qualified Stock Option Plan (incorporated by reference to Exhibit A of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987) (File No. 1-7558).*
    (d)     1992 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit
            (10)(d) of the Company's Annual Report on Form 10-K for the year ended December
            31, 1992) (File No. 1-7558).*
    (e)     The 1994 Amendment to the 1992 Non-Qualified Stock Option Plan (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated April
            28, 1994) (File No. 1-7558).*
    (f)     The 1995 Amendment to the 1992 Non-Qualified Stock Option Plan (incorporated by reference to the Company's Definitive Proxy Statement dated April 24, 1995)
            (File No. 1-7558).*
    (g)     1995 Non-Qualified Stock Option Plan for Non-Employee Directors (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated April
            24, 1995) (File No. 1-7558).*
    (h)     Employment Agreement, dated February 1, 1992, between the Company and Ludwig P.
            Horn (incorporated by reference to Exhibit (10)(e) of the Company's Annual
            Report on Form 10-K for the year ended December 31, 1992) (File No. 1-7558).*
    (i)     Form of Employment Agreements, dated September 26, 1987, between the Company and
            John P. Jilek and William S. Russell (incorporated by reference to Exhibit
            (10)(h) of the Company's Annual Report on Form 10-K for the year ended December
            31, 1987) (File No. 1-7558).*
   (j)      Consulting Agreement, effective January 1, 1996, between the Company and Richard
            D. Nordman.*
   (k)      Put Option Agreement, dated January 9, 1996, between the Company and Daniel J.
            Terra.
(13)        Lawter International, Inc.  and Subsidiaries' 1995 Annual Report to Stockholders
            (which, except for those portions thereof incorporated by reference in this
            Form 10-K Annual Report, is furnished for the information of the Commission, but is not deemed to be "filed" as part of this report).
(21)        Subsidiaries of the Company.  Reference is made to the Directory on the inside back cover of the Company's 1995 Annual Report to Stockholders (hereby incorporated by reference) for a listing of significant subsidiaries.
(23)        Consent of Independent Public Accountants (included in this Form 10-K on page 8).

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

        The foregoing undertaking is made in compliance with Form S-8, as amended as of July 13, 1990, and shall be incorporated by this reference into each Form S-8 of the registrant, including Registration Statements Nos. 33-24859, 33-61506 and 2-8 4421.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                   ON SCHEDULE

To Lawter International, Inc.:

        We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Lawter International, Inc. and Subsidiaries' 1995 Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 8, 1996. Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the index on page 6 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                /s/ Arthur Andersen LLP
                                                ARTHUR ANDERSEN LLP

Chicago, Illinois,
February 8, 1996

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

        As independent public accountants, we hereby consent to the incorporation by reference of our reports dated February 8, 1996, included (or incorporated by reference) in this Annual Report of Lawter International, Inc. and Subsidiaries on Form 10-K for the year ended December 31, 1995, into the Company's previously filed Registration Statements on Forms S-3 (File No. 33-24165), S-8 (File No. 33-24859), S-8 (File No. 33-61506) and S-8 (File No. 2-
84421).

                                                /s/ Arthur Andersen LLP
                                                ARTHUR ANDERSEN LLP

Chicago, Illinois,
March 27, 1996

                   LAWTER INTERNATIONAL, INC. AND SUBSIDIARIES
                  SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (in thousands)

ALLOWANCES FOR DOUBTFUL ACCOUNTS                                                  1995     1994     1993
--------------------------------                                                 ------   ------   ------
Balance at beginning of year..................................................   $ 415    $ 319    $ 632
   Additions (credited)/charged to earnings...................................     327      (30)      66
   Additions/(deductions) for accounts written off, net of recoveries.........    (106)     126(1)  (379)
                                                                                 -----    -----    -----
Balance at end of year........................................................   $ 636    $ 415    $ 319
                                                                                 =====    =====    =====

--------------------------------
(1) Includes approximately $179,000 of Cremona Resine allowance for doubtful accounts which was acquired June 30, 1994.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LAWTER INTERNATIONAL, INC.
                                        -----------------------------------
                                                   (Registrant)

                                        /s/ JOHN P. O'MAHONEY
                                        -----------------------------------
                                        John P. O'Mahoney
                                        Vice Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                                        /s/ WILLIAM S. RUSSELL
                                        -----------------------------------
                                        William S. Russell
                                        Vice President, Treasurer and
                                        Secretary
                                        (Principal Financial and
                                        Accounting Officer)

Date: March 27, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ WILLIAM P. CLARK                        /s/ RICHARD D. NORDMAN
-----------------------------------         -----------------------------------
William P. Clark, March 27, 1996            Richard D. Nordman, March 27, 1996
Director                                    Director

/s/ ARTHUR A. HARTMAN                       /s/ JOHN P.  O'MAHONEY
----------------------------------          -----------------------------------
Arthur A. Hartman, March 27, 1996           John P. O'Mahoney, March 27, 1996
Director                                    Director

/s/ JOHN P. JILEK                           /s/ FRED G. STEINGRABER
---------------------------------           -----------------------------------
John P. Jilek, March 27, 1996               Fred G. Steingraber, March 27, 1996
Director                                    Director

/s/ LEORNARD P. JUDY                        /s/ DANIEL J. TERRA
---------------------------------           -----------------------------------
Leonard P. Judy, March 27, 1996             Daniel J. Terra, March 27, 1996
Director                                    Director

                                               Registrant's 1995 Annual Report
                                               to Stockholders, some portions of
                                               which have been incorporated by
                                               reference in this Form 10-K, has
                                               been previously sent to each
                                               stockholder and was included with
                                               this report to the Securities and
                                               Exchange Commission.
                                       10