Form 10-Q
period 1996-03-31
LAWTER INTERNATIONAL INC
filed 1996-05-14
CIK 58091

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

                                       or

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


                                 (847) 498-4700
              (Registrant's telephone number, including area code)


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

     Common stock $1.00 par value per share - 45,075,719 shares outstanding as of April 30, 1996.











                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Lawter International, Inc. and Subsidiaries as of March 31, 1996 and December 31, 1995 and the results of their operations for the three months ended March 31, 1996 and 1995, and the statements of cash flows for the three months ended March 31, 1996 and 1995, have been included. It should be noted that these interim statements are based on certain annual estimates such as the final level of LIFO inventories and the provision for income taxes. These and other similar items may be subject to year end adjustments. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                   Lawter International, Inc. and Subsidiaries
                        Condensed Statements of Earnings
                              (Shown in thousands)
                                                    Three Months Ended March 31
                                                    ---------------------------
                                                      1996               1995
                                                    --------           --------
Net Sales                                           $ 49,366           $ 52,489
Cost of Products Sold                                 36,626             37,492
                                                    --------           --------
                                                    $ 12,740           $ 14,997
Selling, General and Administrative Expenses           5,470              5,534
                                                    --------           --------
                                                    $  7,270           $  9,463
Investment Income                                      1,171              1,466
                                                    --------           --------
    Earnings before Income Taxes                    $  8,441           $ 10,929

Provision for Income Taxes                             2,276              2,839
                                                    --------           --------
    Net Earnings                                    $  6,165           $  8,090
                                                    ========           ========


Earnings per Share of Common Stock (Note 2)         $    .14           $    .18

Dividends per Share of Common Stock                 $    .10           $    .10

Weighted Average Shares Outstanding                   45,071             44,945



The accompanying notes to the condensed financial statements are an integral part of these statements.




                                       -2-





                   Lawter International, Inc. and Subsidiaries
                            Condensed Balance Sheets
                              (Shown in thousands)

                                                   March 31          December 31
                                                   --------          -----------
Assets                                               1996                1995
- --------                                           --------            --------
Current Assets
      Cash                                         $  9,058            $  9,865
      Time Deposits                                  56,533              53,815
      Marketable Securities                          23,198               6,481
      Accounts Receivable (net)                      41,743              42,557
      Inventories (Note 1)
             Raw Materials                           21,291              22,815
             Finished Goods                          21,247              22,362
      Prepaid Expenses                                2,470               2,222
                                                   --------            --------
                Total Current Assets               $175,540            $160,117
                                                   --------            --------
Property, Plant and Equipment                      $134,541            $126,406
      Less Accumulated Depreciation                 (56,414)            (55,505)
                                                   --------            --------
                Net Property                       $ 78,127            $ 70,901
                                                   --------            --------
Investment in Affiliates                           $ 22,911            $ 22,312
                                                   --------            --------
Intangibles and Other Assets                       $  8,109            $  8,144
                                                   --------            --------
                Total Assets                       $284,687            $261,474
                                                   ========            ========
Liabilities and Stockholders' Equity
- ------------------------------------
Current Liabilities
      Accounts Payable and Accrued Expenses        $ 42,065            $ 44,025
      Short-Term Borrowings                          39,568              39,983
      Income Taxes Payable                            8,156               8,215
                                                   --------            --------
                Total Current Liabilities          $ 89,789            $ 92,223
                                                   --------            --------
Deferred Income Taxes                              $ 35,627            $ 35,790
                                                   --------            --------
Long-Term Obligations                              $ 29,100            $  4,100
                                                   --------            --------
                Total Liabilities                  $154,516            $132,113
                                                   --------            --------
Stockholders' Equity
      Preferred Stock (None Issued)                $    ---            $    ---
      Common Stock                                   45,076              45,066
      Additional Paid-in Capital                      8,124               8,036
      Retained Earnings                              80,876              79,218
      Cumulative Translation Adjustments             (3,860)             (2,914)
      Other                                             (45)                (45)
                                                   --------            --------
                Net Stockholders' Equity           $130,171            $129,361
                                                   --------            --------
                Total Liabilities and Equity       $284,687            $261,474
                                                   ========            ========
The accompanying notes to the condensed financial statements are an integral part of these balance sheets.
                                       -3-





                   Lawter International, Inc. and Subsidiaries
                       Condensed Statements of Cash Flows
                              (Shown in thousands)

                                                    Three Months Ended March 31
                                                    ---------------------------
                                                      1996               1995
                                                    --------           --------
Cash Flow from Operating Activities:
    Net Earnings                                    $  6,165           $  8,090
Adjustments to Reconcile Net Earnings to
  Net Cash Provided by Operating Activities-
    Depreciation and Amortization                      1,407              1,193
    Deferred Income Taxes                               (152)               113
    Undistributed Equity Income                         (614)              (527)
    Deferred Exchange Gain (Loss)                        271                (51)
    Purchase of Marketable Securities                (19,623)               ---
    Proceeds from Sales of Marketable Securities       2,959              1,000
    Net (Gain) Loss from Marketable Securities           (53)              (418)
(Increase) Decrease in Current Assets-
    Accounts Receivable                                  442               (832)
    Inventories                                        2,091            (14,624)
    Prepaid Expenses                                    (276)              (380)
Increase (Decrease) in Current Liabilities-
    Accounts Payable and Accrued Expenses             (1,620)              (471)
    Income Taxes Payable                                 (58)            (1,935)
                                                    --------           --------
Net Cash Used for Operating Activities              $ (9,061)          $ (8,842)
                                                    --------           --------
Cash Flow from Investing Activities:
    Expenditures for Property, Plant
      & Equipment - Net                             $ (9,456)          $ (1,704)
    Loans to Officers                                    ---                (43)
                                                    --------           --------
Net Cash Used for Investing Activities              $ (9,456)          $ (1,747)
                                                    --------           --------
Cash Flow from Financing Activities:
    Exercise of Stock Options                       $     98           $    326
    Proceeds from Long-Term Borrowings                25,000                ---
    Payment of Short-Term Borrowings                  (6,000)               ---
    Proceeds from Short-Term Borrowings                5,949              9,243
    Cash Dividends Paid                               (4,507)            (4,494)
                                                    --------           --------
Net Cash Provided by Financing Activities           $ 20,540           $  5,075
                                                    --------           --------
Effect of Exchange Rate Changes on Cash             $   (112)          $    351
                                                    --------           --------
Increase (Decrease) in Cash and Equivalents         $  1,911           $ (5,163)
Cash and Equivalents, Beginning of Period             63,680             66,787
                                                    --------           --------
Cash and Equivalents, End of Period                 $ 65,591           $ 61,624
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

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that point, interim LIFO determinations, including that at March 31, 1996, must necessarily be based on management's estimates of expected year end inventory levels and costs. Such future estimates of inventory levels and prices are subject to many forces beyond the control of management.

Note 2.  Earnings per Share

Earnings per share of common stock are computed on the weighted average shares outstanding during the respective periods. Net earnings per share would not be materially different from reported earnings per share if all outstanding stock options were exercised.

Note 3.  Restructuring Charges

In the fourth quarter of 1995, the Company implemented a restructuring plan that resulted in a fourth quarter pretax charge of $8,449,000, of which $7,321,000 is remaining as of March 31, 1996. The charge was taken to cover the one-time costs of consolidating manufacturing facilities (primarily in Europe), reduction of personnel and disposal of certain assets. In the first quarter of 1996, $853,000 of these charges were utilized in connection with the personnel reductions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Lawter's cash and equivalents, net of short-term borrowings, increased $2,300,000 from $23,700,000 at December 31, 1995 to $26,000,000 at March 31,
1996. The increase in net cash and equivalents was due primarily to a $25,000,000 increase in long-term obligations, partially offset by a $16,700,000 increase in marketable securities and expenditures for the new plant in Belgium. Lawter anticipates maintaining a strong liquid position.

The capital expenditures planned for the near future include continued construction of a new polymer facility in Europe, as well as additions to and modernization of existing facilities elsewhere. The Company currently anticipates using externally generated funds for the majority of these capital expenditures.

Results of Operations

SALES. The Company's consolidated net sales decreased 6% in the first quarter of 1996 when compared to the first quarter of 1995. Domestic net sales decreased 5% as a result of average selling prices decreasing 8% due primarily to product mix, while sales volume increased 3%. Reportable European net sales decreased 4% as a result of a 5% decrease in sales volume, partially offset by a 1% increase caused by higher exchange rates.


GROSS MARGINS. Gross margins as a percent of net sales were 25.8% and 28.6% for the quarters ended March 31, 1996 and 1995, respectively. The lower gross margin percentage in 1996 was principally due to lower sales, as indicated above, reflecting soft demand for printing ink.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include net foreign transaction exchange gains/(losses) of $(338,000) and $64,000 for the three months ended March 31, 1996 and 1995, respectively. Transaction gains and losses result mainly from the effect of the exchange rate fluctuations on transactions of the foreign subsidiaries which are denominated in currencies other than the subsidiaries' functional currencies. Excluding these net transaction gains/(losses), selling, general and administrative expenses as a percent of sales were 10.4% and 10.7% for the three months ended March 31, 1996 and 1995, respectively. The lower percentage in 1996 resulted primarily from tight controls and reduced costs achieved as part of the 1995 restructuring plan.


INVESTMENT INCOME. Investment income in the quarter ended March 31, 1996 decreased from the quarter ended March 31, 1995 due primarily to $53,000 in net gains on marketable securities in the first quarter of 1996 versus $418,000 in net gains in the first quarter of 1995.


INCOME TAXES. The effective tax rates were 27.0% and 26.0% for the three months ended March 31, 1996 and 1995, respectively. The higher rate in 1996 was the result of lower foreign earnings taxed at a lower rate.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b) On January 12, 1996, the Company filed a Form 8-K to report a news release on January 9, 1996 which announced that the Company had provided approximately $11 million after tax for consolidation of facilities, employee reduction and other charges to 1995 fourth quarter earnings.
     The Company also reported in the 8-K that it had entered into an uncommitted Private Shelf Agreement with The Prudential Insurance Company of America providing for potential sales of senior notes of the Company of up to $125,000,000 in aggregate principal amount.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                    LAWTER INTERNATIONAL, INC.
                                                    --------------------------
                                                           (Registrant)



May 14, 1996                                        /s/ John P. O'Mahoney
- ------------                                        --------------------------
                                                    John P. O'Mahoney
                                                    Vice Chairman and
                                                      Chief Executive Officer



May 14, 1996                                        /s/ William S.  Russell
- ------------                                        --------------------------
                                                    William S. Russell
                                                    Vice President, Finance
                                                      and Secretary