Form 10-Q
period 1996-06-30
LAWTER INTERNATIONAL INC
filed 1996-08-13
CIK 58091

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                       or

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

     Common stock $1.00 par value per share - 45,089,049 shares outstanding as of July 31, 1996.












                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Lawter International, Inc. and Subsidiaries as of June 30, 1996 and December 31, 1995 and the results of their operations for the three months and six months ended June 30, 1996 and 1995, and the statements of cash flows for the six months ended June 30, 1996 and 1995, have been included. It should be noted that these interim statements are based on certain annual estimates such as the final level of LIFO inventories and the provision for income taxes. These and other similar items may be subject to year end adjustments. The results of operations for such interim periods are not necessarily indicative of the results for the full year.


                   Lawter International, Inc. and Subsidiaries
                        Condensed Statements of Earnings
                              (Shown in thousands)

                                    Three Months Ended        Six Months Ended
                                         June 30                 June 30
                                   -------------------     -------------------
                                     1996       1995         1996       1995
                                   --------   --------     --------   --------
Sales                              $ 46,247   $ 50,009     $ 95,613   $102,498
Cost of Products Sold                32,870     36,690       69,496     74,182
                                   --------   --------     --------   --------
                                     13,377     13,319       26,117     28,316
Selling, General and
   Administrative Expenses            4,904      5,285       10,374     10,819
                                   --------   --------     --------   --------
                                      8,473      8,034       15,743     17,497
Investment Income                     1,773      1,492        2,944      2,958
                                   --------   --------     --------   --------
Earnings before Income Taxes         10,246      9,526       18,687     20,455
Provision for Income Taxes            2,886      2,476        5,162      5,315
                                   --------   --------     --------   --------
Net Earnings                        $ 7,360   $  7,050     $ 13,525   $ 15,140
                                   ========   ========     ========   ========

Earnings per Share of Common
   Stock (Note 2)                   $   .16   $    .16     $    .30   $    .34

Dividends per Share of Common
   Stock                            $   .10   $    .10     $    .20   $    .20

Weighted Average Shares
   Outstanding                       45,080     45,018       45,075     44,981

The accompanying notes to the condensed financial statements are an integral part of these statements.
                                       -2-




                   Lawter International, Inc. and Subsidiaries
                            Condensed Balance Sheets
                              (Shown in thousands)

                                                    June 30          December 31
                                                 ------------        -----------
Assets                                               1996                1995
- --------                                           --------            --------
Current Assets
      Cash                                         $ 12,196            $  9,865
      Time Deposits                                  55,675              53,815
      Marketable Securities                          10,679               6,481
      Accounts Receivable (net)                      39,754              42,557
      Inventories (Note 1)
             Raw Materials                           22,106              22,815
             Finished Goods                          20,376              22,362
      Prepaid Expenses                                3,538               2,222
                                                   --------            --------
                Total Current Assets                164,324             160,117
                                                   --------            --------
Property, Plant and Equipment                       141,399             126,406
      Less Accumulated Depreciation                 (57,444)            (55,505)
                                                   --------            --------
                Net Property                         83,955              70,901
                                                   --------            --------
Investment in Affiliates                             23,527              22,312
                                                   --------            --------
Intangibles and Other Assets                          8,096               8,144
                                                   --------            --------
                Total Assets                       $279,902            $261,474
                                                   ========            ========
Liabilities and Stockholders' Equity
- ------------------------------------
Current Liabilities
      Accounts Payable and Accrued Expenses        $ 37,282            $ 44,025
      Short-Term Borrowings                          37,692              39,983
      Income Taxes Payable                            7,921               8,215
                                                   --------            --------
                Total Current Liabilities            82,895              92,223
                                                   --------            --------
Deferred Income Taxes                                35,635              35,790
                                                   --------            --------
Long-Term Obligations                                29,100               4,100
                                                   --------            --------
                Total Liabilities                   147,630             132,113
                                                   --------            --------
Stockholders' Equity
      Preferred Stock (None Issued)                     ---                 ---
      Common Stock                                   45,088              45,066
      Additional Paid-in Capital                      8,236               8,036
      Retained Earnings                              83,728              79,218
      Cumulative Translation Adjustments             (4,343)             (2,914)
      Unrealized (Loss) on Investments                 (391)                ---
      Other                                             (46)                (45)
                                                   --------            --------
                Net Stockholders' Equity            132,272             129,361
                                                   --------            --------
                Total Liabilities and Equity       $279,902            $261,474
                                                   ========            ========
The accompanying notes to the condensed financial statements are an integral part of these balance sheets.
                                       -3-





                   Lawter International, Inc. and Subsidiaries
                       Condensed Statements of Cash Flows
                              (Shown in thousands)

                                                           Six Months Ended
                                                                June 30
                                                        -----------------------
                                                          1996           1995
                                                        --------       --------
Cash Flow from Operating Activities:
    Net Earnings                                        $ 13,525       $ 15,140
Adjustments to Reconcile Net Earnings to Net
  Cash Provided by (Used for) Operating Activities-
    Depreciation and Amortization                          2,647          2,461
    Deferred Income Taxes                                   (152)            33
    Undistributed Equity Income                           (1,246)        (1,010)
    Deferred Exchange Gain (Loss)                            445           (180)
    Purchase of Marketable Securities                    (23,202)          (783)
    Proceeds from Sales of Marketable Securities          19,075          1,000
    Net (Gain) Loss from Marketable Securities              (721)          (861)
(Increase) Decrease in Current Assets-
    Accounts Receivable                                    2,209          2,092
    Inventories                                            1,806        (19,727)
    Prepaid Expenses                                      (1,343)          (682)
Increase (Decrease) in Current Liabilities-
    Accounts Payable and Accrued Expenses                 (6,468)        (2,739)
    Income Taxes Payable                                     311         (4,017)
                                                        --------       --------
Net Cash Provided by (Used for) Operating Activities       6,886         (9,273)
                                                        --------       --------
Cash Flow from Investing Activities:
    Expenditures for Property, Plant
      & Equipment - Net                                  (17,117)        (8,125)
    Loans to Officers                                         (1)           (43)
    Repayment of Officers' Loans                             ---            ---
                                                        --------       --------
Net Cash Provided by (Used for) Investing Activities     (17,118)        (8,168)
                                                        --------       --------
Cash Flow from Financing Activities:
    Exercise of Stock Options                                222          1,015
    Proceeds from Long-Term Borrowing                     25,000           ---
    Payment of Short-Term Borrowings                     (15,342)          (756)
    Proceeds from Short-Term Borrowings                   13,848         22,614
    Cash Dividends Paid                                   (9,016)        (8,997)
                                                        --------       --------
Net Cash Provided by (Used for) Financing Activities      14,712         13,876
                                                        --------       --------
Effect of Exchange Rate Changes on Cash                     (289)           377
                                                        --------       --------
Increase (Decrease) in Cash and Equivalents                4,191         (3,188)
Cash and Equivalents, Beginning of Period                 63,680         66,787
                                                        --------       --------
Cash and Equivalents, End of Period                     $ 67,871       $ 63,599
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

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that point, interim LIFO determinations, including that at June 30, 1996, must necessarily be based on management's estimates of expected year end inventory levels and costs. Such future estimates of inventory levels and prices are subject to many forces beyond the control of management.

Note 2.  Earnings per Share

Earnings per share of common stock are computed on the weighted average shares outstanding during the respective periods. Net earnings per share would not be materially different from reported earnings per share if all outstanding stock options were exercised.

Note 3. Restructuring Charge

In the fourth quarter of 1995, a new management team was formed. The new management, taking into account a change in market conditions, developed a new corporate strategy. Part of the decision making process included an evaluation of the feasibility of continuing to utilize older manufacturing facilities.
With the anticipated completion of construction of the new ink vehicle and resin facility in Europe combined with the new ink vehicle and resin facility in the
U. S., the Company decided to implement a restructuring plan. This plan included the decommissioning of older ink vehicle and resin plants. This resulted in a fourth quarter pretax charge of $8,449,000, of which $2,791,000 was charged to selling, general and administrative expenses for personnel redundancy and $5,658,000 was charged to Cost of Products Sold for site decommissioning. These restructuring activities commenced in the fourth quarter of 1995 and will continue through the early part of 1997.

The personnel redundancy costs relate to cash outlays for benefits to be paid to the manufacturing and office employees at the older plants in Europe and North America. The labor force will be reduced by approximately 100 positions when the restructuring plan is completed. This will reduce the labor force to below 500 employees. Through June 30, 1996, approximately 80 positions have been eliminated and $1,359,000 has been charged against the reserve including $231,000 utilized in the second quarter of 1996.

The site decommissioning costs represent demolition, cleanup and asset write down costs for older facilities mainly in Europe and North America. Included in the $5,658,000, is $4,461,000 for noncash items which relate to the write down of the net book value of the assets at these locations. Through June 30, 1996, no cash outflows have occurred as a result of this charge.

(Note 3 continued)

In the future, operating costs will be reduced as a part of the restructuring plan. Labor costs will be reduced due to the decreased number of employees necessary to operate the new plant in Europe. Eliminating the older plants will also reduce other manufacturing costs due to increased operating efficiencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Lawter's cash and equivalents, net of short-term borrowings, increased $6,500,000 from $23,700,000 at December 31, 1995 to $30,200,000 at
June 30, 1996. The increase in cash and equivalents was due primarily to a $25,000,000 increase in long-term obligations, partially offset by expenditures for the new polymer facility in Europe. Lawter anticipates maintaining a strong liquid position.

The construction of the new polymer facility in Antwerp, Belgium is substantially complete. This ends the six year project to modernize the Company's manufacturing process with state-of-the-art equipment. Lawter will continue to modernize its facilities, although there are no significant capital additions planned at this time. The Company currently anticipates using external financing for any major capital expenditures made in the near future.

Results of Operations

SALES. The Company's consolidated net sales decreased 7.5% in the second quarter of 1996 when compared to the second quarter of 1995. Domestic average selling prices decreased 9% due to a change in product mix, while sales volume increased 2%, resulting in a 6% decrease in domestic net sales. Reportable European net sales decreased 14% as a result of a 9% decrease in average selling prices caused by product mix and a 5% decrease caused by lower exchange rates partially offset by a 2% increase in sales volume.

Consolidated net sales for the first six months of 1996 decreased 6.7% over consolidated net sales for the first six months of 1995. Domestic average selling prices decreased 9%, while sales volume increased 3%, resulting in a 5% decrease in domestic net sales. Reportable European net sales decreased 9%, as the result of a 7% decrease in sales volume and a 2% decrease caused by lower exchange rates, while average selling prices remained flat.

GROSS MARGINS. Gross margins as a percent of net sales were 28.9% and 26.6% for the quarters ended June 30, 1996 and 1995, respectively. The higher percentage in the second quarter of 1996 was principally due to lower raw material costs, lower manufacturing costs and the reduction of low or no margin business. The lower manufacturing costs are the result of benefits associated with the state-of-the-art production facility in the U. S. along with the reduction of costs associated with the restructuring in the fourth quarter of 1995.

The gross margin percentages were comparable at 27.3% and 27.6% for the six months ended June 30, 1996 and 1995, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include net foreign transaction exchange gains (losses) of $(42,000) and $(125,000) for the three months ended June 30, 1996 and 1995, respectively, and $(380,000) and $(61,000) for the six months ended June 30, 1996 and 1995, respectively. Transaction gains and losses result mainly from the effect of the exchange rate fluctuations on transactions of the foreign subsidiaries which are denominated in currencies other than the subsidiaries' functional currencies. Excluding these net transaction gains (losses), selling, general and administrative expenses as a percent of sales were comparable at 10.5% for the three months and six months ended September 30, 1996, and 10.3% and 10.5% for the three months and six months ended June 30, 1995, respectively.

INVESTMENT INCOME. Investment income in the quarter ended June 30, 1996 increased from the same period in 1995 due principally to a $227,000 increase in the net gains on marketable securities along with an increase in income of $180,000 from equity investment in Hach Company. For the first six months of 1996, investment income was comparable to the same period in 1995.

INCOME TAXES. The effective tax rates were 28.2% and 26.0% for the three months ended June 30, 1996 and 1995, respectively and 27.6% and 26.0% for the six months ended June 30, 1996 and 1995, respectively. The increased tax rate in 1996 was due mainly to lower earnings at entities which have a low tax rate.

RESTRUCTURING CHARGE. In the fourth quarter of 1995, a new management team was formed. The new management, taking into account a change in market conditions, developed a new corporate strategy. Part of the decision making process included an evaluation of the feasibility of continuing to utilize older manufacturing facilities. With the anticipated completion of construction of the new ink vehicle and resin facility in Europe combined with the new ink vehicle and resin facility in the U. S., the Company decided to implement a restructuring plan. This plan included the decommissioning of older ink vehicle and resin plants. This resulted in a fourth quarter pretax charge of $8,449,000, of which $2,791,000 was charged to selling, general and administrative expenses for personnel redundancy and $5,658,000 was charged to Cost of Products Sold for site decommissioning. These restructuring activities commenced in the fourth quarter of 1995 and will continue through the early part of 1997.

The personnel redundancy costs relate to cash outlays for benefits to be paid to the manufacturing and office employees at the older plants in Europe and North America. The labor force will be reduced by approximately 100 positions when the restructuring plan is completed. This will reduce the labor force to below 500 employees. Through June 30, 1996, approximately 80 positions have been eliminated and $1,359,000 has been charged against the reserve including $231,000 utilized in the second quarter of 1996.

The site decommissioning costs represent demolition, cleanup and asset write down costs for older facilities mainly in Europe and North America. Included in the $5,658,000, is $4,461,000 for noncash items which relate to the write down of the net book value of the assets at these locations. Through June 30, 1996, no cash outflows have occurred as a result of this charge.

In the future, operating costs will be reduced as a part of the restructuring plan. Labor costs will be reduced due to the decreased number of employees necessary to operate the new plant in Europe. Eliminating the older plants will also reduce other manufacturing costs due to increased operating efficiencies.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    LAWTER INTERNATIONAL, INC.
                                                    --------------------------
                                                           (Registrant)



August 13, 1996                                     /s/ John P. O'Mahoney
- ---------------                                     --------------------------
                                                    John P. O'Mahoney
                                                    Chairman and
                                                      Chief Executive Officer



August 13, 1996                                     /s/ Mark W. Joslin
- ---------------                                     --------------------------
                                                    Mark W. Joslin
                                                    Chief Financial Officer
                                                      and Treasurer