Form 10-Q
period 1996-09-30
LAWTER INTERNATIONAL INC
filed 1996-11-13
CIK 58091

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

                                       or

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

     Common stock $1.00 par value per share - 45,169,037 shares outstanding as of October 31, 1996.










                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Lawter International, Inc. and Subsidiaries as of September 30, 1996 and December 31, 1995 and the results of their operations for the three months ended September 30, 1996 and 1995, and the nine months ended September 30, 1996 and 1995, and the statements of cash flows for the nine months ended September 30, 1996 and 1995, have been included. It should be noted that these interim statements are based on certain annual estimates such as the final level of LIFO inventories and the provision for income taxes. These and other similar items may be subject to year end adjustments. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                   Lawter International, Inc. and Subsidiaries
                        Condensed Statements of Earnings
                              (Shown in thousands)

                                    Three Months Ended      Nine Months Ended
                                       September 30            September 30
                                   -------------------     -------------------
                                     1996       1995         1996       1995
                                   --------   --------     --------   --------
Sales                              $ 47,157   $ 50,971     $142,770   $153,469
Cost of Products Sold                32,163     37,799      101,659    111,981
                                   --------   --------     --------   --------
                                     14,994     13,172       41,111     41,488
Selling, General and
   Administrative Expenses            5,317      5,109       15,691     15,928
                                   --------   --------     --------   --------
                                      9,677      8,063       25,420     25,560
Investment Income                     1,044      1,607        3,988      4,565
                                   --------   --------     --------   --------
Earnings before Income Taxes         10,721      9,670       29,408     30,125
Provision for Income Taxes            3,077      2,515        8,239      7,830
                                   --------   --------     --------   --------
Net Earnings                        $ 7,644   $  7,155     $ 21,169   $ 22,295
                                   ========   ========     ========   ========

Earnings per Share of Common
   Stock (Note 2)                   $   .17   $    .16     $    .47   $    .50

Dividends per Share of Common
   Stock                            $   .10   $    .10     $    .30   $    .30

Weighted Average Shares
   Outstanding                       45,109     45,051       45,087     45,003

The accompanying notes to the condensed financial statements are an integral part of these statements.

                                       -2-




                   Lawter International, Inc. and Subsidiaries
                            Condensed Balance Sheets
                              (Shown in thousands)

                                                 September 30        December 31
                                                 ------------        -----------
Assets                                               1996                1995
--------                                           --------            --------
Current Assets
      Cash                                         $ 12,814            $  9,865
      Time Deposits                                  56,492              53,815
      Marketable Securities                           9,044               6,481
      Accounts Receivable (net)                      38,991              42,557
      Inventories (Note 1)
             Raw Materials                           21,412              22,815
             Finished Goods                          20,089              22,362
      Prepaid Expenses                                4,734               2,222
                                                   --------            --------
                Total Current Assets                163,576             160,117
                                                   --------            --------
Property, Plant and Equipment                       147,898             126,406
      Less Accumulated Depreciation                 (58,491)            (55,505)
                                                   --------            --------
                Net Property                         89,407              70,901
                                                   --------            --------
Investment in Affiliates                             23,909              22,312
                                                   --------            --------
Intangibles and Other Assets                          8,047               8,144
                                                   --------            --------
                Total Assets                       $284,939            $261,474
                                                   ========            ========
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
      Accounts Payable and Accrued Expenses        $ 34,965            $ 44,025
      Short-Term Borrowings                          40,454              39,983
      Income Taxes Payable                            7,005               8,215
                                                   --------            --------
                Total Current Liabilities            82,424              92,223
                                                   --------            --------
Deferred Income Taxes                                35,637              35,790
                                                   --------            --------
Long-Term Obligations                                29,050               4,100
                                                   --------            --------
                Total Liabilities                   147,111             132,113
                                                   --------            --------
Stockholders' Equity
      Preferred Stock (None Issued)                     ---                 ---
      Common Stock                                   45,303              45,066
      Additional Paid-in Capital                     10,251               8,036
      Retained Earnings                              86,845              79,218
      Cumulative Translation Adjustments             (4,281)             (2,914)
      Unrealized (Loss) on Investments                 (286)                ---
      Other                                              (4)                (45)
                                                   --------            --------
                Net Stockholders' Equity            137,828             129,361
                                                   --------            --------
                Total Liabilities and Equity       $284,939            $261,474
                                                   ========            ========
The accompanying notes to the condensed financial statements are an integral part of these balance sheets.
                                       -3-





                   Lawter International, Inc. and Subsidiaries
                       Condensed Statements of Cash Flows
                              (Shown in thousands)

                                                           Nine Months Ended
                                                             September 30
                                                        -----------------------
                                                          1996           1995
                                                        --------       --------
Cash Flow from Operating Activities:
    Net Earnings                                        $ 21,169       $ 22,295
Adjustments to Reconcile Net Earnings to Net
  Cash Provided by (Used for) Operating Activities-
    Depreciation and Amortization                          3,779          4,071
    Deferred Income Taxes                                   (152)            35
    Undistributed Equity Income                           (1,643)        (1,577)
    Deferred Exchange Gain (Loss)                            730           (859)
    Purchase of Marketable Securities                    (23,202)        (3,179)
    Proceeds from Sales of Marketable Securities          20,980          1,000
    Net (Gain) Loss from Marketable Securities              (628)        (1,540)
(Increase) Decrease in Current Assets-
    Accounts Receivable                                    3,078         (3,097)
    Inventories                                            2,748        (15,567)
    Prepaid Expenses                                      (2,522)           349
Increase (Decrease) in Current Liabilities-
    Accounts Payable and Accrued Expenses                 (8,845)        (2,723)
    Income Taxes Payable                                    (851)        (2,067)
                                                        --------       --------
Net Cash Provided by (Used for) Operating Activities      14,641         (2,859)
                                                        --------       --------
Cash Flow from Investing Activities:
    Expenditures for Property, Plant
      & Equipment - Net                                  (23,768)       (13,764)
    Loans to Officers                                         (2)          (197)
    Repayment of Officers' Loans                              43            ---
                                                        --------       --------
Net Cash Provided by (Used for) Investing Activities     (23,727)       (13,961)
                                                        --------       --------
Cash Flow from Financing Activities:
    Exercise of Stock Options                              2,452          1,223
    Principal Payments on Long-Term Obligations              (50)           (50)
    Proceeds from Long-Term Borrowings                    25,000            ---
    Payment of Short-Term Borrowings                     (15,160)        (1,063)
    Proceeds from Short-Term Borrowings                   16,475         26,978
    Cash Dividends Paid                                  (13,542)       (13,481)
                                                        --------       --------
Net Cash Provided by (Used for) Financing Activities      15,175         13,607
                                                        --------       --------
Effect of Exchange Rate Changes on Cash                     (463)           590
                                                        --------       --------
Increase (Decrease) in Cash and Equivalents                5,626         (2,623)
Cash and Equivalents, Beginning of Period                 63,680         66,787
                                                        --------       --------
Cash and Equivalents, End of Period                     $ 69,306       $ 64,164
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

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that point, interim LIFO determinations, including that at September 30, 1996, must necessarily be based on management's estimates of expected year end inventory levels and costs. Such future estimates of inventory levels and prices are subject to many forces beyond the control of management.

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

The personnel redundancy costs relate to cash outlays for benefits to be paid to the manufacturing and office employees at the older plants in Europe and North America. The labor force will be reduced by approximately 100 positions when the restructuring plan is completed. This will reduce the labor force to below 500 employees. Through September 30, 1996, approximately 85 positions have been eliminated and $1,636,000 has been charged against the reserve including $278,000 utilized in the third quarter of 1996.

The site decommissioning costs represent demolition, cleanup and asset write down costs for older facilities mainly in Europe and North America. Included in the $5,658,000, is $4,461,000 for noncash items which relate to the write down of the net book value of the assets at these locations. Through September 30, 1996, $70,000 in cleanup costs for a facility in North America were paid and charged against the reserve.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Lawter's cash and equivalents, net of short-term borrowings, increased $5,200,000 from $23,700,000 at December 31, 1995 to $28,900,000 at
September 30, 1996. The increase in cash and equivalents was due primarily to a $25,000,000 increase in long-term obligations, partially offset by expenditures for the new polymer facility in Europe. Lawter anticipates maintaining a strong liquid position.

The construction of the new polymer facility in Antwerp, Belgium is complete. This ends a six year project to modernize the Company's manufacturing process with state-of-the-art equipment. Capital additions for the near future include a new corporate headquarters in Pleasant Prairie, Wisconsin. In the third quarter of 1996, it was determined that the corporate headquarters should be moved from Northbrook, Illinois to Pleasant Prairie, Wisconsin, adjacent to the major U.S. manufacturing and research facility. Lawter will continue to modernize its production facilities, although there are no other significant capital additions planned at this time.

Results of Operations

SALES. The Company's consolidated net sales decreased 7.5% in the third quarter of 1996 when compared to the third quarter of 1995. While domestic sales volume increased 1%, average selling prices decreased 3% due to product mix, resulting in a 2% decrease in domestic net sales. Reportable European net sales decreased 18% as a result of a 12% decrease in sales volume, a 2% decrease in average selling prices and a 5% decrease caused by the strengthening of the U.S. dollar. Consolidated net sales for the first nine months of 1996 decreased 7.0% from consolidated net sales for the first nine months of 1995. Domestic average selling prices decreased 7%, while sales volume increased 2%, resulting in a 4% decrease in domestic net sales. Reportable European net sales decreased 12% as a result of an 8% decrease in sales volume, a 2% decrease caused by the stronger dollar and a 1% decrease in average selling prices.

GROSS MARGINS. Gross margins as a percent of net sales were 31.8% and 25.8% for the quarters ended September 30, 1996 and 1995, respectively, and 28.8% and 27.0% for the nine months ended September 30, 1996 and 1995, respectively. The higher percentages in both 1996 periods were principally due to decreasing raw material costs, increased cost efficiencies associated with the restructuring plan, the accounting for benefits from business interruption insurance proceeds accrued for the temporary shut down of the Irish plant and other cost control measures, partially offset by the startup costs associated with the new polymer plant in Belgium.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include net foreign transaction exchange losses of $(45,000) and $(107,000) for the three months ended September 30, 1996 and 1995, respectively, and $(425,000) and $(168,000) for the nine months ended September 30, 1996 and 1995, respectively. Transaction gains and losses result mainly from the effect of exchange rate fluctuations on transactions of the foreign subsidiaries which are denominated in currencies other than the subsidiaries' functional currencies. Excluding these net transaction losses, selling, general and administrative expenses as a percent of sales were 11.2% and 10.7% for the three months and nine months ended September 30, 1996, respectively, and 9.8% and 10.3% for the three months and nine months ended September 30, 1995, respectively. On a year to date basis, selling, general and administrative expenses decreased due to tight controls of cost and the benefits from the restructuring plan.

INVESTMENT INCOME. Investment income in the quarter ended September 30, 1996 decreased from the same period in 1995 due principally to a $96,000 gain from marketable securities in 1996 versus a $679,000 gain in 1995. For the first nine months of 1996, investment income decreased from the same period of 1995 due primarily to an $817,000 gain from marketable securities in 1996 versus a $1,538,000 gain in 1995.

INCOME TAXES. The effective tax rates were 28.7% and 26.0% for the three months ended September 30, 1996 and 1995, respectively, and 28.0% and 26.0% for the nine months ended September 30, 1996 and 1995, respectively. The higher tax rate in both 1996 periods was due to lower earnings at entities that have a lower tax rate.

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

The personnel redundancy costs relate to cash outlays for benefits to be paid to the manufacturing and office employees at the older plants in Europe and North America. The labor force will be reduced by approximately 100 positions when the restructuring plan is completed. This will reduce the labor force to below 500 employees. Through September 30, 1996, approximately 85 positions have been eliminated and $1,636,000 has been charged against the reserve including $278,000 utilized in the third quarter of 1996.

The site decommissioning costs represent demolition, cleanup and asset write down costs for older facilities mainly in Europe and North America. Included in the $5,658,000, is $4,461,000 for noncash items which relate to the write down of the net book value of the assets at these locations. Through September 30, 1996, $70,000 in cleanup costs for a facility in North America were paid and charged against the reserve.

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




                                                    LAWTER INTERNATIONAL, INC.
                                                    --------------------------
                                                           (Registrant)



November 13, 1996                                   /s/ John P. O'Mahoney
-----------------                                   --------------------------
                                                    John P. O'Mahoney
                                                    Chairman and
                                                      Chief Executive Officer



November 13, 1996                                   /s/ Mark W. Joslin
-----------------                                   --------------------------
                                                    Mark W. Joslin
                                                    Chief Financial Officer
                                                      and Treasurer