Form 10-K405
period 1996-12-31
LAWTER INTERNATIONAL INC
filed 1997-03-25
CIK 58091

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

    AS OF FEBRUARY 14, 1997, 45,354,035 COMMON SHARES WERE OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE COMMON SHARES (BASED UPON THE FEBRUARY 14, 1997 CLOSING PRICE OF THESE SHARES ON THE NEW YORK STOCK EXCHANGE) OF LAWTER INTERNATIONAL, INC. HELD BY NON-AFFILIATES WAS APPROXIMATELY $368 MILLION.

                      DOCUMENTS INCORPORATED BY REFERENCE

ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1996 -- PARTS I AND II.

PROXY STATEMENT TO STOCKHOLDERS FOR THE 1997 ANNUAL MEETING -- PART III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

FORM 10-K
 ITEM NO.                                           NAME OF ITEM                                             PAGE
----------  --------------------------------------------------------------------------------------------     -----

Part I

Item 1.     Business....................................................................................           2

Item 2.     Properties..................................................................................           4

Item 3.     Legal Proceedings...........................................................................           5

Item 4.     Submission of Matters to a Vote of Security Holders.........................................           5

Item 4A.    Executive Officers of the Registrant........................................................           5

Part II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters...................           5

Item 6.     Selected Financial Data.....................................................................           5

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......           8

Item 8.     Financial Statements and Supplementary Data.................................................          10

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........          11

Part III

Item 10.    Directors and Executive Officers of the Registrant..........................................          11

Item 11.    Executive Compensation......................................................................          11

Item 12.    Security Ownership of Certain Beneficial Owners and Management..............................          11

Item 13.    Certain Relationships and Related Transactions..............................................          11

Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................          12

Report of Independent Public Accountants on Schedule and Consent of
  Independent Public Accountants........................................................................          26

Signatures..............................................................................................          28

                                     PART I

ITEM 1. BUSINESS.

    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS--

  INDUSTRY SEGMENTS.

    The Company is engaged predominantly in a single industry, specialty polymers.

    NARRATIVE DESCRIPTION OF BUSINESS--

  PRINCIPAL PRODUCTS.

    Reference is made to the information set forth under the caption "About Lawter International, Inc." on the inside front cover of the Company's 1996 Annual Report to Stockholders (hereby incorporated by reference) for this information.

    Information with respect to sales by product group is as follows:

(PERCENT OF NET SALES)                                                      1996       1995       1994
                                                                          ---------  ---------  ---------
Printing Ink Vehicles and Slip Additives................................       43.3       44.7       47.5
Synthetic and Hydrocarbon Resins........................................       52.2       50.2       46.7
Other...................................................................        4.5        5.1        5.8

    No material part of the business of the Company is dependent upon a single product for any customer or a small group of customers.

    The Company manufactures and warehouses its products in four plants in the United States and in eight plants in foreign countries (Belgium, China, Denmark, England, Germany, Ireland, Singapore and Spain). Products are sold primarily by Company employed salesmen.

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

  CUSTOMERS.

    The Company sells the majority of its products to both large and small ink companies. Lawter is a major supplier of printing ink vehicles and resins for printing inks and, therefore, sells substantial quantities to the larger ink companies around the world. The Company believes the five largest ink companies are, in alphabetical order, Coates/Lorilleux, Dianippon Ink and Chemicals, Flint Ink, Sakata and Toyo. Lawter sells a variety of specialized products to each of their numerous companies, subsidiaries or branches in various countries, where the purchasing decisions normally are made. Dianippon Ink and

Chemicals is Lawter's largest multilocation customer with nineteen percent of consolidated net sales for the most recently completed fiscal year.

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

    In the sale of its principal products, printing ink vehicles, slip additives, and synthetic and hydrocarbon resins, the Company's principal methods of meeting competition are in the areas of product performance and service. The Company specializes in products prepared primarily for specific end uses such as vehicles used in printing inks having particular characteristics, including fast setting and mar resistant inks, ink systems designed to produce less waste and resins used in the production of specialty inks, plastics and protective coatings. The Company is capable of fulfilling the requirements of customers either from inventories or from production runs on relatively short notice.

    The Company has approximately 25 competitors in the sale of its line of printing ink vehicles and slip additives, and approximately 50 competitors in the sale of its synthetic and hydrocarbon resins.

  RESEARCH.

    During the fiscal years ended December 31, 1996, 1995 and 1994, the Company spent approximately $5,049,000, $5,320,000 and $4,821,000, respectively, on research activities relating to the development of new products and the improvement of existing products.

  ENVIRONMENTAL MATTERS.

    Environmental laws regulate the discharge of materials into the environment and may require the Company to remove or minimize the environmental effects of the disposal of waste. Environmental expenditures are expensed or capitalized depending upon their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Expenditures for environmental matters during the fiscal years ended December 31, 1996, 1995 and 1994 were not material to the consolidated financial statements of the Company.

    It has been and is the Company's policy to voluntarily install equipment deemed necessary to control the discharge of pollutants into the environment. The Company has voluntarily installed numerous in-line incinerators/after-burners at its major manufacturing facilities in order to minimize the generation of vapor, liquid or solid waste. The Company believes that its facilities and products comply in all material respects with applicable environmental regulations and standards.

    The Company believes that compliance with the Federal, state and local environmental laws has had no material effect upon the capital expenditures or competitive position of the Company. Environmental capital expenditures in 1997 are not anticipated to be material. The Company does not believe, based on information available at this time, that the level of future expenditures for environmental matters will have a material effect on its consolidated financial position.

  EMPLOYEES.

    At December 31, 1996, the Company had 502 employees.

    FOREIGN SALES--

    Reference is made to Note 9 in the Consolidated Financial Statements which are included in this Form 10-K Annual Report as indicated in Item 14.

ITEM 2. PROPERTIES.

    Information with respect to the principal properties, all of which are of masonry and metal clad construction, in which the Company's operations are conducted is as follows:

                                         APPROXIMATE
                                          FLOOR AREA
                                           (SQUARE                   PRINCIPAL PRODUCTS                 OWNED OR
               LOCATION                     FEET)                       OR ACTIVITIES                    LEASED
---------------------------------------  ------------  -----------------------------------------------  ---------
Northbrook, Illinois                          16,000   Corporate headquarters                             Owned
Bell, California                              15,000   Warehouse                                         Leased
La Vergne, Tennessee                          27,000   Printing ink vehicles                              Owned
                                                       Warehouse
South Kearny, New Jersey                      42,000   Warehouse                                          Owned
Pleasant Prairie, Wisconsin                  232,000   Printing ink vehicles and slip additives           Owned
                                                       Synthetic and hydrocarbon resins
                                                       Research facilities
                                                       Warehouse
Moundville, Alabama                          250,000   Synthetic and hydrocarbon resins                    (1)
                                                       Warehouse
Skokie, Illinois                              66,000   Fluorescent pigments and coatings                  Owned
                                                       Research facilities
                                                       Warehouse
Kallo, Belgium                               230,000   Printing ink vehicles and slip additives           Owned
                                                       Synthetic and hydrocarbon resins
                                                       Research facilities
                                                       Warehouse
Rexdale, Ontario, Canada                      66,000   Warehouse                                          Owned
Tanggu, Peoples Republic of China             40,000   Printing ink vehicles                              Owned
                                                       Synthetic resins
                                                       Warehouse
Koge, Denmark                                 14,000   Warehouse                                          Owned
                                                       Printing ink vehicles
Bicester, Oxon, England                       38,000   Printing ink vehicles                              Owned
                                                       Fluorescent pigments
                                                       Warehouse
Frechen, Germany                              17,000   Printing ink vehicles                             Leased
                                                       Warehouse
Waterford, Ireland                            97,000   Synthetic resins                                   Owned
Cremona, Italy                                72,000   Warehouse                                          Owned
Jurong Town, Singapore                        10,000   Printing ink vehicles                              Owned
                                                       Warehouse
Barcelona, Spain                              12,000   Printing ink vehicles                             Leased
                                                       Warehouse

------------

(1) The Moundville, Alabama plant is leased as described in Note 7 in the Consolidated Financial Statements which are included in this Form 10-K Annual Report as indicated in Item 14.

ITEM 3. LEGAL PROCEEDINGS.

    On September 25, 1995, the U.S. EPA filed an administrative complaint alleging record keeping violations under the Toxic Substance Control Act (TSCA). Simultaneously, Lawter and the U.S. EPA entered into a consent order fully settling the complaint. Pursuant to the consent order, and without admitting any liability, the Company has paid $280,000 to the U.S. EPA and is conducting a TSCA compliance audit. The Company decided to settle this matter in order to avoid protracted litigation and related costs. The outcome of this compliance audit has not been determined, however, any potential liability related to this matter has been fully accrued.

    Reference is made to Note 8 in the Consolidated Financial Statements which are included in this Form 10-K Annual Report as indicated in Item 14 for additional information.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders in the fourth quarter of the year ended December 31, 1996.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information with respect to the executive officers of the Company, all of whose terms will expire at the annual meeting of the Board of Directors in April 1997, is as follows:

                                                                                                        YEAR
NAME                                                POSITION                                  AGE      ELECTED
----------------------  -----------------------------------------------------------------     ---     ---------
John P. O'Mahoney.....  Chairman of the Board and Chief Executive Officer                         40       1996
John P. Jilek.........  President and Chief Operating Officer                                     45       1996
Mark W. Joslin........  Chief Financial Officer, Treasurer and Secretary                          37       1996
Ludwig P. Horn........  Vice President                                                            67       1980

    Mr. O'Mahoney served as Vice President, 1993-1995 and as European General Manager, 1990-1993 of the Company. Mr. Jilek served as Vice President of the Company, 1989-1995. Mr. Joslin served as the Corporate Controller for ANGUS Chemical Company, 1991-1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

    Reference is made to the information listed under "Common Stock Prices" and "Dividends Per Common Share" on the inside back cover of the Company's 1996 Annual Report to Stockholders (hereby incorporated by reference ) for this information.

ITEM 6. SELECTED FINANCIAL DATA.

    Information with respect to selected financial data is as follows. This information should be read in conjunction with the Consolidated Financial Statements which are included in this Form 10-K Annual Report as indicated in
Item 14.

TEN YEAR FINANCIAL SUMMARY
(IN THOUSANDS, EXCEPT PER SHARE FIGURES)

                                                                       YEARS ENDED DECEMBER 31
                                                      ----------------------------------------------------------
                                                       1996(1)     1995(1)     1994(1)       1993        1992
                                                      ----------  ----------  ----------  ----------  ----------

Net Sales...........................................  $  193,814  $  204,835  $  191,056  $  172,249  $  167,568
                                                      ----------  ----------  ----------  ----------  ----------
Gross Profit........................................      57,014      42,193      56,162      43,833      51,395
Selling, General and Administrative Expenses........      21,374      25,154      20,970      18,700      20,103
                                                      ----------  ----------  ----------  ----------  ----------
Operating Income....................................      35,640      17,039      35,192      25,133      31,292
Investment Income...................................       4,914       6,170       4,470       4,318       5,271
                                                      ----------  ----------  ----------  ----------  ----------
Earnings Before Income Taxes and Cumulative Effect
  of Accounting Change..............................      40,554      23,209      39,662      29,451      36,563
Provision for Income Taxes..........................      11,779       6,931      10,257      28,449(5)      9,548
                                                      ----------  ----------  ----------  ----------  ----------
Earnings Before Cumulative Effect of Accounting
  Change............................................      28,775      16,278      29,405       1,002      27,015
Cumulative Effect of Change in Accounting for Income
  Taxes.............................................      --          --          --           4,025(4)     --
                                                      ----------  ----------  ----------  ----------  ----------
Net Earnings........................................  $   28,775  $   16,278  $   29,405  $    5,027  $   27,015
                                                      ----------  ----------  ----------  ----------  ----------
                                                      ----------  ----------  ----------  ----------  ----------
Depreciation and Amortization.......................  $    5,499  $    5,447  $    4,344  $    4,291  $    4,179
Cash Provided by Operating Activities...............      25,253      13,766      23,047      23,811      34,440
Cash Dividends......................................      18,077      17,989      17,951      17,909      17,556
Capital Expenditures, net...........................      25,925      21,928      10,613      12,940       7,548
Gross Property, Plant and Equipment.................     141,346     126,406     102,788      87,856      78,491
Net Working Capital.................................      74,410      71,722      88,993      87,523      96,082
Total Assets........................................     293,123     261,474     231,827     209,477     187,334
Long-term Obligations...............................      29,050       4,100       4,152       4,206       4,858
Stockholders' Equity................................     145,615     133,189     131,185     114,025     129,659
Average Shares Outstanding(2).......................      45,175      45,018      44,874      44,772      43,913
Earnings per Share(2):
Earnings Before Cumulative Effect of Accounting
  Change............................................  $      .64  $      .36  $      .66  $      .02  $      .62
Cumulative Effect of Change in Accounting for Income
  Taxes.............................................      --          --          --             .09(4)     --
                                                      ----------  ----------  ----------  ----------  ----------
Net Earnings........................................  $      .64  $      .36  $      .66  $      .11  $      .62
                                                      ----------  ----------  ----------  ----------  ----------
                                                      ----------  ----------  ----------  ----------  ----------
Cash Dividends per Share(2).........................         .40         .40         .40         .40         .40
Stockholders' Equity per Share(2)...................        3.22        2.96        2.92        2.55        2.95
Cash Dividends to Net Earnings......................        62.8%      110.5%       61.0%      356.3%       65.0%
Net Earnings to Average Equity......................        20.6%       12.3%       24.0%        4.1%       21.9%

------------

(1) See Management's Discussion and Analysis for analysis of changes between years.

(2) Average shares outstanding and per share amounts are adjusted to reflect the four-for-three stock splits in 1991, 1990 and 1988.

(3) Restated to reflect the effects of SFAS No. 95 which was adopted in 1988.

(4) Represents cumulative effect on prior years' earnings of adopting SFAS No. 109 which was adopted January 1, 1993.

(5) Includes additional tax provision of $21.6 million for future repatriation of foreign earnings.

TEN YEAR FINANCIAL SUMMARY
(IN THOUSANDS, EXCEPT PER SHARE FIGURES)

                                                                        YEARS ENDED DECEMBER 31
                                                       ----------------------------------------------------------
                                                          1991        1990        1989        1988        1987
                                                       ----------  ----------  ----------  ----------  ----------

Net Sales............................................  $  152,893  $  150,005  $  136,006  $  125,818  $  112,018
                                                       ----------  ----------  ----------  ----------  ----------
Gross Profit.........................................      48,396      46,362      38,624      38,949      34,556
Selling, General and Administrative Expenses.........      18,254      18,682      16,122      14,751      11,960
                                                       ----------  ----------  ----------  ----------  ----------
Operating Income.....................................      30,142      27,680      22,502      24,198      22,596
Investment Income....................................       6,221       4,963       3,929       3,173       1,952
                                                       ----------  ----------  ----------  ----------  ----------
Earnings Before Income Taxes and Cumulative Effect of
  Accounting Change..................................      36,363      32,643      26,431      27,371      24,548
Provision for Income Taxes...........................       9,893       9,223       6,963       6,520       7,847
                                                       ----------  ----------  ----------  ----------  ----------
Earnings Before Cumulative Effect of Accounting
  Change.............................................      26,470      23,420      19,468      20,851      16,701
Cumulative Effect of Change in Accounting for Income
  Taxes..............................................      --          --          --          --          --
                                                       ----------  ----------  ----------  ----------  ----------
Net Earnings.........................................  $   26,470  $   23,420  $   19,468  $   20,851  $   16,701
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Depreciation and Amortization........................  $    3,900  $    3,521  $    3,550  $    3,410  $    3,193
Cash Provided by Operating Activities................      23,192      34,240      20,388      15,796      22,726(3)
Cash Dividends.......................................      14,947      12,582      12,561      12,403       9,820
Capital Expenditures, net............................       8,902       6,198       3,073       4,524       1,405(3)
Gross Property, Plant and Equipment..................      74,022      66,271      57,421      54,282      49,503
Net Working Capital..................................      87,075      82,560      70,200      62,807      59,719
Total Assets.........................................     178,218     153,500     133,988     125,210     109,917
Long-term Obligations................................       5,238       5,137       5,083       4,810       4,682
Stockholders' Equity.................................     117,315     105,090      87,752      79,521      69,458
Average Shares Outstanding(2)........................      43,318      43,011      42,940      42,267      41,673
Earnings per Share(2):
Earnings Before Cumulative Effect of Accounting
  Change.............................................  $      .61  $      .54  $      .45  $      .49  $      .40
Cumulative Effect of Change in Accounting for Income
  Taxes..............................................      --          --          --          --          --
                                                       ----------  ----------  ----------  ----------  ----------
Net Earnings.........................................  $      .61  $      .54  $      .45  $      .49  $      .40
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Cash Dividends per Share(2)..........................         .35         .29         .29         .29         .24
Stockholders' Equity per Share(2)....................        2.71        2.44        2.04        1.88        1.67
Cash Dividends to Net Earnings.......................        56.5%       53.7%       64.5%       59.5%       58.8%
Net Earnings to Average Equity.......................        23.8%       24.3%       23.3%       28.0%       26.8%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
LIQUIDITY AND CAPITAL RESOURCES

    Lawter's cash and equivalents, net of short-term borrowings, decreased $7,700,000 from $23,700,000 at December 31, 1995 to $16,000,000 at December 31,
1996. The decrease was due primarily to expenditures for the new resin and printing ink vehicle facility in Belgium, the purchase of a resin division from Hercules Inc. and the purchase of a resin division from Wolstenholme International Limited, partially offset by a $25,000,000 increase in long-term obligations. The Company generally relies upon internally generated funds from operations to satisfy working capital requirements and to fund capital expenditures. However, in certain circumstances, the Company finds it is more advantageous to borrow funds to satisfy these requirements.

    In 1996 and 1995, the Company used external financing in connection with the new manufacturing facility in Belgium. In 1994, the majority of Lawter's capital expansion program was financed with internally generated funds. The revised capital expenditures budget for 1996 was $26,500,000. Actual expenditures were 9% higher than budgeted due primarily to additional expenditures at the new manufacturing facility which were not included in the budget. Lawter's capital expenditures for 1997 are estimated at $7,500,000. These expenditures include the construction of a new corporate headquarters in Pleasant Prairie, Wisconsin as well as additions to existing facilities elsewhere. The Company currently anticipates using internally generated funds for the majority of these capital expenditures.

RESULTS OF OPERATIONS

    1996 VERSUS 1995

    NET SALES. The Company experienced softness in the major markets for its products in 1996. Consolidated net sales decreased by 5% when compared to 1995. Record high paper prices in the second half of 1995 brought about a tightening in certain markets for printed material. These markets are the principal outlets for the Company's products. Paper prices have since subsided.

    By region, net sales decreased 3% domestically, 10% in Europe and increased 5% in other regions when compared to 1995. In addition to paper prices, European sales were also impacted by a downturn in major European economies; a stronger U.S. dollar versus most European currencies; more intensive competition; a disruption in supply caused by an extended shutdown of the Company's production facility in Ireland during the year; and by the Company's decision not to renew participation in certain low margin business.

    GROSS PROFIT. Gross profit as a percent of sales was 29.4% and 20.6% for 1996 and 1995, respectively. Excluding the charges listed below, the gross profit for 1995 would have been 25.8%. The higher gross profit in 1996 when compared to 1995 excluding the charges listed below was the result of the accounting for business interruption insurance claims (see "Insurance" below), a favorable LIFO inventory adjustment, decreased operating costs as a result of the restructuring plan described in "Restructuring Charges" below and lower raw material costs domestically, partially offset by the startup costs of the new polymer facility in Belgium. The 1995 gross margin was decreased by $5,658,000 for restructuring charges (see "Restructuring Charges" below) and $4,904,000 for other charges. Other charges include: 1) Write down of inventory to net realizable value - $1,215,000. This charge was the result of a review made during the fourth quarter of 1995 which disclosed that certain inventory would have to be reprocessed or sold at a price below the recorded book value; 2) Write off of the book value of a previously decommissioned manufacturing facility - $1,235,000. During the fourth quarter of 1995, the Company determined it may not be able to sell this property and therefore its book value was written off; 3) Disputed charges on a raw material - $1,100,000. This represents disputed charges on a specific raw material which the Company determined, in the fourth quarter of 1995, it may be responsible for; 4) Disputed utility charges - $900,000. This was due to a dispute of utility charges at one location; 5) Other smaller items - $454,000.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased from $25,154,000 in 1995 to $21,374,000 in 1996. The 1995 selling, general and administrative expenses included restructuring costs (see "Restructuring Charges" below) of $2,791,000. Excluding these charges, selling, general and administrative expenses decreased by $989,000 as a result of the implementation of the restructuring plan in 1996, lower 1996 sales and a favorable foreign exchange impact.

    INVESTMENT INCOME. Investment income decreased in 1996 when compared to 1995 as cash and marketable securities were used to finance capital expenditures and acquisitions and interest expense was incurred on borrowings to finance the new plant in Belgium. Also included in 1995, was the benefit of favorable market value adjustments on securities held. These favorable impacts were partially offset by increased equity earnings in the Hach Company investment.

    INCOME TAXES. The effective tax rates for 1996 and 1995 were 29.0% and 29.9%, respectively. The 1995 tax rate included the effect of the restructuring charges discussed below. Without this charge, the 1995 effective tax rate would have been 26.1%. The higher 1996 rate compared to the 1995 rate, excluding theses charges, was due to a shift in earnings from lower to higher taxed entities.

  1995 VERSUS 1994

    NET SALES. Consolidated net sales increased 7% in 1995 when compared to 1994. Domestic average selling prices increased 3%, while sales volume decreased 7%, resulting in a 4% decrease in domestic net sales. The decreased volume was brought about by record high paper prices causing a softness in demand in the printing ink market. Reportable European net sales increased 25% as a result of a 5% increase from the sales of Cremona Resine during the first six months of 1995 (the acquisition took place on June 30, 1994), a 5% increase in sales volume, an 8% increase caused by higher exchange rates and a 6% increase in average selling prices.

    GROSS PROFIT. Gross profit as a percent of sales was 20.6% and 29.4% for 1995 and 1994, respectively. Excluding the charges listed above, the gross profit for 1995 would have been 25.8%. The lower gross margin for 1995 when compared to 1994, excluding the restructuring and other charges listed above, was caused principally by higher raw material costs not fully offset by selling price increases, an unfavorable LIFO inventory adjustment and startup costs associated with the new U.S. resin plant.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $20,970,000 in 1994 to $25,154,000 in 1995. The 1995 selling, general and administrative expenses included restructuring costs (see "Restructuring Charges" below) of $2,791,000. Excluding these charges, selling, general and administrative expenses increased by $1,393,000 from 1994 to 1995. This was primarily a result of the 7% increase in sales in 1995 and $500,000 in certain personnel costs and other smaller items.

    INVESTMENT INCOME. Investment income in 1995 increased from 1994 due primarily to $2,002,000 in net gains on marketable securities in 1995 compared to $349,000 in net losses in 1994 along with increased equity earnings in Hach Company, partially offset by increased interest expense from borrowings to finance the new U.S. resin plant and to satisfy U.S. working capital requirements. The net gains in marketable securities in 1995 versus the net losses in 1994 was primarily the result of a market swing in the value of the marketable securities held by the Company during these periods.

    INCOME TAXES. The effective tax rates for 1995 and 1994 were 29.9% and 25.9%, respectively. The 1995 tax rate included the effect of the restructuring charges discussed below. Without this charge, the 1995 effective tax rate would have been 26.1%, which was comparable to the 1994 rate.

OTHER MATTERS

    RESTRUCTURING CHARGES.

    In the fourth quarter of 1995, a new management team was formed. The new management, taking into account a change in market conditions, developed a new corporate strategy. Part of the decision making process included an evaluation of the feasibility of continuing to utilize older manufacturing facilities. With the anticipated completion of construction of the new ink vehicle and resin facility in Belgium combined with the new ink vehicle and resin facility in the U. S., the Company decided to implement a restructuring plan. This plan included the decommissioning of older ink vehicle and resin plants. This resulted in a pretax charge in the fourth quarter of 1995 of $8,449,000, of which $2,791,000 was charged to selling, general and administrative expenses for personnel redundancy and $5,658,000 was charged to Cost of Products Sold for site decommissioning. These restructuring activities commenced in the fourth quarter of 1995 and will continue through the middle of 1997.

    The personnel redundancy costs relate to cash outlays for benefits to be paid to the manufacturing and office employees at the older plants in Europe and North America. The labor force will be reduced by approximately 100 positions when the restructuring plan is completed, of which 73 positions have already been eliminated. As of December 31, 1996, employee headcount was down to 502 employees from a high of 604 employees in 1995. Redundancy payments charged against the reserve through December 31, 1996 were $2,278,000 including $2,003,000 utilized in 1996.

    The site decommissioning costs represent demolition, cleanup and asset write down costs for older facilities, mainly in Europe and North America. Included in the $5,658,000, is $4,461,000 for non-cash items which relate to the write down of the net book value of the assets at these locations. As of December 31, 1996, three manufacturing facilities in North America were shut down and two manufacturing facilities in Europe were in the final stages of being shut down. The costs charged against the reserve related to these facilities were $3,652,000 comprised of $3,738,000 for the write down of net book value of the assets, $153,000 for cleanup costs and $191,000 for relocation costs partially offset by the proceeds of $430,000 from the sale of the assets of one of the North American facility.

    INSURANCE. In April 1996, there was an explosion and fire at the Company's resin facility in Ireland. The facility was shut down for several months. The Company was adequately insured and, therefore, recorded business interruption insurance proceeds of $4,000,000 for lost sales and additional expenses incurred. This was recorded as a reduction to Cost of Products Sold. This facility is now operating at full capacity.

    The Company also received proceeds of $1,864,000 for the final settlement of claims arising from an explosion and fire at its U.S. resin facility in 1994. This is in addition to the $1,675,000 and $1,300,000 recorded in 1995 and 1994, respectively, for these claims. These amounts were also recorded as a reduction to Cost of Products Sold.

    EFFECTS OF INFLATION. The Company attempts to minimize the effects of inflation on sales and earnings by appropriately increasing selling prices and pursuing ongoing cost control programs and productivity improvements. The effects of inflation were minimized through increased manufacturing efficiencies and cost controls in 1996. During 1995 and 1994, there was a tightening of supply of some important raw materials and their prices increased. These increases had been difficult to fully pass on, in a timely fashion, to Lawter customers.

    LOOKING FORWARD. Lawter management believes that the Company's prospects for growth of future sales and earnings are promising. While our markets continue to be highly competitive, development of new markets, selective acquisitions, continued emphasis on research and development, and cost effective utilization of our new production facilities, combined with the present program of streamlining operations, will position the Company for both medium and long-term gains in our strategic markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Financial statements and supplementary data are included in this Form 10-K Annual Report as indicated in item 14.

                   OPERATING RESULTS BY QUARTERS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)

                                                                          NET EARNINGS/(LOSS)
                                                              GROSS     ------------------------
1995                                           NET SALES     PROFIT      AMOUNT      PER SHARE
---------------------------------------------  ----------  -----------  ---------  -------------
March 31.....................................  $   52,489   $  14,997   $   8,090    $     .18
June 30......................................      50,009      13,319       7,050          .16
September 30.................................      50,971      13,172       7,155          .16
December 31 (1)..............................      51,366         705      (6,017)        (.14)
                                               ----------  -----------  ---------          ---
                                               $  204,835   $  42,193   $  16,278    $     .36
                                               ----------  -----------  ---------          ---
                                               ----------  -----------  ---------          ---


1996
---------------------------------------------
March 31.....................................  $   49,366   $  12,740   $   6,165    $     .14
June 30......................................      46,247      13,377       7,360          .16
September 30.................................      47,157      14,994       7,644          .17
December 31..................................      51,044      15,903       7,606          .17
                                               ----------  -----------  ---------          ---
                                               $  193,814   $  57,014   $  28,775    $     .64
                                               ----------  -----------  ---------          ---
                                               ----------  -----------  ---------          ---

------------

(1) Fourth quarter 1995 earnings were reduced by restructuring and other charges. See Management's Discussion and Analysis and Note 5 to the Consolidated Financial Statements which are included in this Form 10-K Annual Report as indicated in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There have been no changes in or disagreements with independent auditors on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Reference is made to the Company's 1997 Proxy Statement under the heading "Election Of Directors" (hereby incorporated by reference) and Item 4A "Executive Officers of the Registrant" in Part I of this Form 10-K for this information.

ITEM 11. EXECUTIVE COMPENSATION.

    Reference is made to the Company's 1997 Proxy Statement under the heading "Executive Compensation" (hereby incorporated by reference) for this information.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Reference is made to the Company's 1997 Proxy Statement under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" (hereby incorporated by reference) for this information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Reference is made to the Company's 1997 Proxy Statement under the headings "Indebtedness of Management" and "Certain Relationships and Related Transactions" (hereby incorporated by reference) for this information.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)1. Consolidated Financial Statements--

                                                                                                     PAGE
                                                                                                    NUMBER
                                                                                                   ---------
Balance Sheets as of December 31, 1996 and 1995..................................................     14

Statements of Earnings for the years ended December 31, 1996, 1995 and 1994......................     15

Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994....................     16

Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994..........     17

Notes to the Consolidated Financial Statements December 31, 1996, 1995 and 1994..................     18

Report of Independent Public Accountants.........................................................     26

(a)2. Financial Statement Schedules--

                                                                                                       PAGE NUMBER
                                                                                                      -------------
Report of Independent Public Accountants on Schedule................................................           26

      II.  Valuation and Qualifying Accounts........................................................           27

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

          (b) Bylaws of the Company, as amended through November 9, 1995 (incorporated by reference to Exhibit (3)(b) of the Company's Annual Report on Form 10-K for the
              year ended December 31, 1995) (File No. 1-7558).

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

          (b) 1983 Incentive Stock Option Plan (incorporated by reference to Exhibit 2 of
              Registration Statement No. 2-84421).*

          (c) 1992 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit
              (10)(d) of the Company's Annual Report on Form 10-K for the year ended December
              31, 1992) (File No. 1-7558).*

          (d) The 1994 Amendment to the 1992 Non-Qualified Stock Option Plan (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated April
              28, 1994) (File No. 1-7558).*

          (e) The 1995 Amendment to the 1992 Non-Qualified Stock Option Plan (incorporated by reference to the Company's Definitive Proxy Statement dated April 24, 1995)
              (File No. 1-7558).*

          (f) 1995 Non-Qualified Stock Option Plan for Non-Employee Directors (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated April
              24, 1995) (File No. 1-7558).*

          (g) Employment Agreement, dated February 1, 1992, between the Company and Ludwig P.
              Horn (incorporated by reference to Exhibit (10)(e) of the Company's Annual
              Report on Form 10-K for the year ended December 31, 1992) (File No. 1-7558).*

          (h) Form of Employment Agreement, dated September 26, 1987, between the Company and
              John P. Jilek (incorporated by reference to Exhibit (10)(h) of the Company's
              Annual Report on Form 10-K for the year ended December 31, 1987) (File No.
              1-7558).*

          (i) Employment Agreement, dated October 24, 1996, between the Company and John P.
              O'Mahoney.*

          (j) Employment Agreement, dated October 24, 1996, between the Company and Mark W.
              Joslin.*

          (k) Consulting Agreement, effective January 1, 1996, between the Company and Richard
              D. Nordman (incorporated by reference to Exhibit (10)(j) of the Company's Annual
              Report on 10-K for the year ended December 31, 1995) (File No. 1-7558).*

          (l) Put Option Agreement, dated January 9, 1996, between the Company and Daniel J.
              Terra (incorporated by reference to Exhibit (10)(j) of the Company's Annual
              Report on 10-K for the year ended December 31, 1995) (File No. 1-7558).

          (m) Put Option Agreement, dated April 25, 1996, between the Company and Daniel J.
              Terra.

      (13)    Those portions of the Lawter International, Inc. and Subsidiaries' 1996 Annual
              Report to Stockholders which are incorporated by reference in this Form 10-K
              Annual Report.

      (21)    Principal Subsidiaries of the Company.

      (23)    Consent of Independent Public Accountants (included in this Form 10-K on page
              26).

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

                           LAWTER INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share figures)

                                                                                                 DECEMBER 31
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
ASSETS
Current Assets:
Cash (Note 1).............................................................................  $    8,221  $    9,865
Time Deposits, Interest Bearing (Note 1)..................................................      46,710      53,815
Marketable Securities (Note 1)............................................................       2,400       6,481
Accounts Receivable -- less allowance for doubtful accounts of $743 in 1996 and $636 in
 1995.....................................................................................      47,671      42,557
Inventories (Note 1)......................................................................      49,611      45,177
Prepaid Expenses..........................................................................       1,974       2,222
                                                                                            ----------  ----------
Total Current Assets......................................................................  $  156,587  $  160,117
                                                                                            ----------  ----------
Property, Plant and Equipment (Notes 1 and 7):
Land......................................................................................  $    7,670  $    7,639
Buildings.................................................................................      40,022      26,085
Machinery and Equipment...................................................................      92,810      79,661
Construction in Progress..................................................................         844      13,021
                                                                                            ----------  ----------
                                                                                            $  141,346  $  126,406
Less Accumulated Depreciation.............................................................      49,229      55,505
                                                                                            ----------  ----------
Net Property, Plant and Equipment.........................................................  $   92,117  $   70,901
Equity Investment (Note 6)................................................................      24,833      22,312
Other Assets (Note 1).....................................................................      19,586       8,144
                                                                                            ----------  ----------
Total.....................................................................................  $  293,123  $  261,474
                                                                                            ----------  ----------
                                                                                            ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable..........................................................................  $   20,162  $   24,105
Accrued Expenses..........................................................................      21,682      19,920
Short-term Borrowings (Note 8)............................................................      38,962      39,983
Income Taxes Payable......................................................................       1,371       4,387
                                                                                            ----------  ----------
Total Current Liabilities.................................................................  $   82,177  $   88,395
                                                                                            ----------  ----------
Long-term Obligations (Note 7)............................................................  $   29,050  $    4,100
Deferred Income Taxes (Note 4)............................................................      36,281      35,790
                                                                                            ----------  ----------
Total Liabilities.........................................................................  $  147,508  $  128,285
                                                                                            ----------  ----------
Stockholders' Equity (Note 3):
Preferred Stock -- no par value, authorized 500,000 shares; none issued...................  $       --  $       --
Common Stock -- $1.00 par value, authorized 120,000,000 shares; issued 45,348,535
 shares...................................................................................      45,349      45,066
Additional Paid-in Capital................................................................      14,711      11,864
Retained Earnings (Note 1)................................................................      89,917      79,218
Cumulative Translation Adjustments (Note 1)...............................................      (3,826)     (2,914)
Other.....................................................................................        (536)        (45)
                                                                                            ----------  ----------
Total Stockholders' Equity................................................................  $  145,615  $  133,189
                                                                                            ----------  ----------
Total.....................................................................................  $  293,123  $  261,474
                                                                                            ----------  ----------
                                                                                            ----------  ----------

The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

                           LAWTER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share figures)

                                                                                    YEARS ENDED DECEMBER 31
                                                                               ----------------------------------
                                                                                  1996        1995        1994
                                                                               ----------  ----------  ----------
Net Sales....................................................................  $  193,814  $  204,835  $  191,056
Cost of Products Sold........................................................     136,800     162,642     134,894
                                                                               ----------  ----------  ----------
Gross Profit.................................................................  $   57,014  $   42,193  $   56,162
Selling, General and Administrative Expenses.................................      21,374      25,154      20,970
                                                                               ----------  ----------  ----------
Operating Income.............................................................  $   35,640  $   17,039  $   35,192
Investment Income............................................................       4,914       6,170       4,470
                                                                               ----------  ----------  ----------
Earnings Before Income Taxes.................................................  $   40,554  $   23,209  $   39,662
Provision for Income Taxes (Notes 1 and 4)...................................      11,779       6,931      10,257
                                                                               ----------  ----------  ----------
Net Earnings.................................................................  $   28,775  $   16,278  $   29,405
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net Earnings per Share (Note 1):.............................................  $      .64  $      .36  $      .66
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           LAWTER INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     YEARS ENDED DECEMBER 31
                                                                                ----------------------------------
                                                                                   1996        1995        1994
                                                                                ----------  ----------  ----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Earnings..................................................................  $   28,775  $   16,278  $   29,405
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating
  Activities--
  Depreciation and Amortization...............................................       5,499       5,447       4,344
  Deferred Income Taxes.......................................................         433         425      (1,130)
  Undistributed Equity Income.................................................      (2,583)     (2,236)     (2,125)
  Deferred Exchange Gain (Loss)...............................................      (1,327)       (575)       (145)
  Purchase of Marketable Securities...........................................     (23,202)     (3,179)     (2,299)
  Proceeds from Sales of Marketable Securities................................      27,828       3,173       3,069
  Net (Gain) Loss from Marketable Securities..................................        (605)     (2,002)        349
(Increase) Decrease in Current Assets--
  Accounts Receivable.........................................................      (4,983)      1,733      (7,658)
  Inventories.................................................................          43     (11,484)     (4,345)
  Prepaid Expenses............................................................         220         585      (1,112)
Increase (Decrease) in Current Liabilities--
  Accounts Payable............................................................      (1,663)      3,266      (1,381)
  Accrued Expenses............................................................        (367)      6,914       1,638
  Income Taxes Payable........................................................      (2,815)     (4,579)      4,437
                                                                                ----------  ----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES.....................................  $   25,253  $   13,766  $   23,047
                                                                                ----------  ----------  ----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Expenditures for Property, Plant and Equipment, net.........................  $  (25,925) $  (21,928) $  (10,613)
  Purchase of Business, net of cash...........................................     (17,161)         --      (6,344)
  Loans to Officers...........................................................        (478)       (200)        (83)
  Repayment of Officers' Loans................................................          47         155       3,422
                                                                                ----------  ----------  ----------
NET CASH USED FOR INVESTING ACTIVITIES........................................  $  (43,517) $  (21,973) $  (13,618)
                                                                                ----------  ----------  ----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Exercise of Stock Options...................................................  $    2,929  $    1,223  $      808
  Principal Payments on Long-term Obligations.................................         (50)        (52)        (54)
  Proceeds from Long-term Borrowings..........................................      25,000          --          --
  Payment of Short-term Borrowings............................................     (26,177)     (1,055)     (3,328)
  Proceeds from Short-term Borrowings.........................................      26,013      22,468          --
  Cash Dividends Paid.........................................................     (18,077)    (17,989)    (17,951)
                                                                                ----------  ----------  ----------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES..........................  $    9,638  $    4,595  $  (20,525)
  Effect of Exchange Rate Changes on Cash.....................................        (123)        505         395
                                                                                ----------  ----------  ----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS...................................  $   (8,749) $   (3,107) $  (10,701)
  Cash and Equivalents, Beginning of Year.....................................      63,680      66,787      77,488
                                                                                ----------  ----------  ----------
  Cash and Equivalents, End of Year...........................................  $   54,931  $   63,680  $   66,787
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           LAWTER INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (in thousands, except per share figures)

                                                          COMMON     ADDITIONAL               CUMULATIVE
                                                         STOCK $1      PAID-IN     RETAINED   TRANSLATION
                                                         PAR VALUE     CAPITAL     EARNINGS   ADJUSTMENTS    OTHER
                                                        -----------  -----------  ----------  -----------  ---------
Years Ended December 31, 1994, 1995 and 1996
Balance, January 1, 1994..............................   $  44,811    $   9,534   $   69,475   $  (6,456)  $  (3,339)

Add (deduct):
  Net Earnings........................................          --           --       29,405          --          --
  Cash Dividends Declared--$.40 per share.............          --           --      (17,951)         --          --
  Exercise of Stock Options...........................         113          813           --          --          --
  Loans to Officers (Note 3)..........................          --           --           --          --       3,339
  Foreign Currency Translation Adjustments............          --           --           --       1,441          --
                                                        -----------  -----------  ----------  -----------  ---------
Balance, December 31, 1994............................   $  44,924    $  10,347   $   80,929   $  (5,015)  $      --

Add (deduct):
  Net Earnings........................................          --           --       16,278          --          --
  Cash Dividends Declared--$.40 per share.............          --           --      (17,989)         --          --
  Exercise of Stock Options...........................         142        1,517           --          --          --
  Loans to Officers (Note 3)..........................          --           --           --          --         (45)
  Foreign Currency Translation Adjustments............          --           --           --       2,101          --
                                                        -----------  -----------  ----------  -----------  ---------
Balance, December 31, 1995............................   $  45,066    $  11,864   $   79,218   $  (2,914)  $     (45)

Add (deduct):
  Net Earnings........................................          --           --       28,775          --          --
  Cash Dividends Declared--$0.40 per share............          --           --      (18,076)         --          --
  Exercise of Stock Options...........................         283        2,847           --          --          --
  Loans to Officers (Note 3)..........................          --           --           --          --        (431)
  Unrealized Loss on Investments......................          --           --           --          --         (60)
  Foreign Currency Translation Adjustments............          --           --           --        (912)         --
                                                        -----------  -----------  ----------  -----------  ---------
Balance, December 31, 1996............................   $  45,349    $  14,711   $   89,917   $  (3,826)  $    (536)
                                                        -----------  -----------  ----------  -----------  ---------
                                                        -----------  -----------  ----------  -----------  ---------

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--STATEMENT OF ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements of the Company include all of its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The equity method is used for any investment where ownership is from 20% to 50%.

  FOREIGN CURRENCY TRANSLATION

    All assets and liabilities of operations denominated in foreign currencies are translated at the rates of exchange in effect at the close of the year. Revenue and expense accounts are translated at the average exchange rates which were in effect during the year. Translation gains and losses are reported as a separate component of stockholders' equity and are not included in net earnings. Foreign currency transaction gains and losses continue to be an element in determining net earnings for the period. Foreign currency transaction gains (losses), included in selling, general and administrative expenses, were $93,000 in 1996, $169,000 in 1995 and $(85,000) in 1994. Revenues and expenses are also affected by fluctuations of currency rates from year to year. The effect of these rate fluctuations in 1996 when compared to 1995 resulted in an unfavorable impact on operating results in addition to the transaction gains or losses reflected in net earnings. For 1995, the effect of rate changes when compared to 1994 resulted in a favorable impact.

  CONSOLIDATED STATEMENT OF CASH FLOWS

    The Company considers time deposits, which are highly liquid with an original maturity of three months or less, to be cash equivalents for purposes of the consolidated statements of cash flows. The carrying amount of cash and time deposits approximates fair market value. The Company paid interest of $3,778,000 in 1996, $2,154,000 in 1995 and $990,000 in 1994.

  EARNINGS PER SHARE

    Earnings per share of common stock are computed on the weighted average shares outstanding during the respective years (45,175,000 shares in 1996, 45,018,000 shares in 1995 and 44,874,000 shares in 1994). Net earnings per share would not be materially different from reported earnings per share if all outstanding stock options were exercised.

  INTANGIBLE ASSETS

    The excess of cost over equity in net assets of acquisitions is being amortized on a straight line basis over periods not exceeding 40 years. Subsequent to its acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

  RESEARCH AND DEVELOPMENT

    Research and development costs ($5,049,000 in 1996, $5,320,000 in 1995 and $4,821,000 in 1994) are charged to expense as incurred.

  INCOME TAXES

    The Company provides U.S. income taxes on earnings of those foreign subsidiaries which are intended to be remitted to the parent company. Undistributed earnings reinvested indefinitely in foreign subsidiaries totaled $24,288,000 at December 31, 1996. Income taxes paid during 1996, 1995 and 1994 amounted to $13,595,000, $9,419,000 and $7,220,000, respectively.

  INVESTMENTS

    Effective January 1, 1994, Lawter adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

    At December 31, 1996, all of Lawter's marketable securities were classified as available-for-sale securities, which are reported at fair value. Unrealized gains and losses are charged or credited to Stockholders' Equity. In 1996, proceeds from the sale of these securities was $7,333,000, the realized (loss) included in income was $(183,000) and the unrealized (loss) charged to Stockholders' Equity (net of the tax effect) was $(60,000).

    At December 31, 1995, all of Lawter's marketable securities were classified as trading securities. Trading securities are reported at fair value, with changes in fair value included in earnings. The net unrealized holding gain/(loss) included in income was $(1,699,000), $2,206,000 and $7,000 in 1996,
1995 and 1994, respectively.

    For the purpose of determining realized gains and losses, the cost of securities sold is based upon specific identification.

  INVENTORIES

    The majority of the Company's domestic inventories are valued at last-in, first-out (LIFO) cost which is not in excess of net realizable value. The Company's other inventories aggregating $30,608,000 and $24,511,000 at December 31, 1996 and 1995, respectively, are valued at the lower of first-in, first-out
(FIFO) cost or market. The finished goods inventories include the cost of raw materials and manufacturing labor and overhead. Inventories are summarized as follows:

(IN THOUSANDS)                                                              1996       1995
                                                                          ---------  ---------
Finished Goods..........................................................  $  25,517  $  22,362
Raw Materials...........................................................     24,094     22,815
                                                                          ---------  ---------
                                                                          $  49,611  $  45,177
                                                                          ---------  ---------
                                                                          ---------  ---------

    If the FIFO inventory valuation method had been used for all inventories, they would have been $4,839,000 and $6,019,000 higher than reported at December 31, 1996 and 1995, respectively.

  PROPERTY

    Property, plant and equipment is stated at cost. Depreciation, computed using the straight-line method for financial statement purposes, is provided over the useful lives of the various classes of property, plant and equipment.

  USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions. The reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenues and expenses reported during the period are affected by these assumptions and estimates. Actual results could differ from these estimates.

  BALANCE SHEET PRESENTATION

    Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2--RETIREMENT PLANS

    The Company has contributory profit sharing plans and a non-contributory money purchase pension plan. The majority of domestic and Canadian employees are covered by one of these plans.

    Company contributions to these plans charged to operations were $494,000 in 1996, $530,000 in 1995 and $545,000 in 1994 and are funded on a current basis. There is no past service liability under these plans. The Company has no material postretirement or postemployment benefit obligations.

NOTE 3--COMMON STOCK

    In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which permits either recording the estimated value of stock-based compensation over the applicable vesting period or continued application of APB Opinion No. 25 with disclosure on a pro forma basis of information for the unrecorded cost and related effect on earnings per share in the Notes to the Financial Statements. The Company will apply the new standard on a pro forma basis. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant dates for awards consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below.

(IN THOUSANDS)                                                              1996       1995
                                                                          ---------  ---------
Net earnings--as reported...............................................  $  28,775  $  16,278
Net earnings--pro forma.................................................     28,292     16,042

Earnings per share--as reported.........................................  $     .64  $     .36
Earnings per share--pro forma...........................................        .63        .36

    The Company has two fixed stock option plans for officers, directors and other key employees. Options may be granted at prices not less than the fair market value at the date of grant. Options expire ten years from the date of grant and are exercisable one year after the date of grant.

    The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were made in estimating the fair value: dividend yield of 3.6% in 1996 and 3.5% in 1995; expected volatility of 18.1% in both 1996 and 1995; risk-free interest rate of 5.8% in 1996 and 6.4% in 1995; and expected lives of 5 years.

    A summary of the status and activity in the stock option plans is shown in the tables below.

                                                                                      WEIGHTED
                                                                         NUMBER OF     AVERAGE
                                                                           SHARES       PRICE
                                                                         ----------  -----------
Outstanding January 1,1995.............................................   1,870,331   $   11.71
Granted................................................................     388,500       11.38
Exercised..............................................................    (142,657)       8.58
Forfeited or Expired...................................................     (95,861)      12.20
                                                                         ----------
Outstanding December 31, 1995..........................................   2,020,313       11.85
Granted................................................................     233,250       11.29
Exercised..............................................................    (282,149)      10.38
Forfeited or Expired...................................................    (160,864)      11.91
                                                                         ----------
Outstanding December 31, 1996..........................................   1,810,550       12.00
                                                                         ----------
                                                                         ----------
Exercisable December 31, 1995..........................................   1,631,813       11.96
Exercisable December 31, 1996..........................................   1,608,550       12.08

                                                                 1996               1995
                                                           -----------------  ----------------
Price range at end of year...............................  $  11.00 to 14.38  $  9.29 to 14.38
Price range for exercised shares.........................  $   9.29 to 10.41  $  6.62 to 12.25
Options available for grant at end of year...............            992,950         1,075,700
Weighted average remaining contractual life at the end of
  the year...............................................            8 Years           7 Years

    Currently, the Company issues common stock when stock options are exercised. At the time of exercise, officers may borrow funds from the Company in order to exercise their stock options. These loans bear interest at the Company's effective rate to borrow and are repayable within eighteen months. The unpaid portion of the options exercised, evidenced by a note, has been deducted from Stockholders' Equity in the accompanying Consolidated Balance Sheets. The par value of the shares issued is credited to the common stock account and the excess of the purchase price over the par value is credited to additional paid-in capital.

NOTE 4--PROVISION FOR INCOME TAX

    The Company uses the asset and liability method to account for income taxes.

    Pre-tax earnings were as follows:

(IN THOUSANDS)                                                   1996       1995       1994
                                                               ---------  ---------  ---------
United States................................................  $  25,483  $  13,393  $  20,188
Foreign......................................................     15,071      9,816     19,474
                                                               ---------  ---------  ---------
                                                               $  40,554  $  23,209  $  39,662
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The provisions (benefits) for income taxes were as follows:

(IN THOUSANDS)                                                   1996       1995       1994
                                                               ---------  ---------  ---------
Currently payable:
United States:
  Federal....................................................  $   8,667  $   4,082  $   7,655
  State......................................................      1,180      1,060      1,083
Foreign......................................................      1,481      1,353      2,622
                                                               ---------  ---------  ---------
Total Current................................................     11,328      6,495     11,360
                                                               ---------  ---------  ---------
Deferred (principally U.S.):
Excess of tax over book depreciation.........................      1,556        442        220
Undistributed earnings of the equity investment..............        904        782        744
Undistributed earnings of foreign subsidiaries...............     (2,560)    (1,485)    (2,917)
Environmental expenditures...................................        278        138        486
Other........................................................        273        559        364
                                                               ---------  ---------  ---------
Total Deferred...............................................        451        436     (1,103)
                                                               ---------  ---------  ---------
                                                               $  11,779  $   6,931  $  10,257
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Temporary differences that gave rise to the deferred tax liability at December 31, 1996 were as follows:

(IN THOUSANDS)
Undistributed earnings of foreign subsidiaries.................................    $  26,100
Undistributed earnings of equity investments...................................        6,148
Excess of tax over book depreciation...........................................        5,130
Environmental expenditures.....................................................         (827)
Other..........................................................................         (270)
                                                                                 -------------
                                                                                 36$,281.....
                                                                                 -------------
                                                                                 -------------

    The Company's earnings from manufacturing operations in Waterford, Ireland were tax exempt until 1990 and will have a 10% tax rate through 2010.

    The total "Provision for Income Taxes" represents an effective tax rate of 29.0% for 1996, 29.9% for 1995 and 25.9% for 1994. The differences from the U.S. statutory rate for 1996, 1995 and 1994 were as follows:

(IN THOUSANDS)                                                   1996       1995       1994
                                                               ---------  ---------  ---------
Computed tax provision at 35%................................  $  14,194  $   8,123  $  13,882
Increase (decrease) in tax provision resulting from:
Waterford, Ireland operation.................................     (1,884)    (1,947)    (2,604)
Inclusion of state & local income taxes (net of Federal
  income taxes)..............................................        787        689        679
Other foreign operations.....................................       (710)     1,009       (581)
Other........................................................       (608)      (943)    (1,119)
                                                               ---------  ---------  ---------
Provision for Income Taxes...................................  $  11,779  $   6,931  $  10,257
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

NOTE 5--RESTRUCTURING CHARGES

    In the fourth quarter of 1995, a new management team was formed. The new management, taking into account a change in market conditions, developed a new corporate strategy. Part of the decision making process included an evaluation of the feasibility of continuing to utilize older manufacturing facilities. With the anticipated completion of construction of the new ink vehicle and resin facility in Europe combined with the new ink vehicle and resin facility in the U. S., the Company decided to implement a restructuring plan. This plan included the decommissioning of older ink vehicle and resin plants. This resulted in a fourth quarter pretax charge of $8,449,000, of which $2,791,000 was charged to selling, general and administrative expenses for personnel redundancy and $5,658,000 was charged to Cost of Products Sold for site decommissioning. These restructuring activities commenced in the fourth quarter of 1995 and will continue through the middle of 1997.

    The personnel redundancy costs relate to cash outlays for benefits to be paid to the manufacturing and office employees at the older plants in Europe and North America. The labor force will be reduced by approximately 100 positions when the restructuring plan is completed, of which 73 positions have already been eliminated. As of December 31, 1996, employee headcount was down to 502 employees from a high of 604 employees in 1995. Redundancy payments charged against the reserve through December 31, 1996 were $2,278,000 including $2,003,000 utilized in 1996.

    The site decommissioning costs represent demolition, cleanup and asset write down costs for older facilities, mainly in Europe and North America. Included in the $5,658,000, is $4,461,000 for non-cash items which relate to the write down of the net book value of the assets at these locations. As of December 31, 1996, three manufacturing facilities in North America were shut down and two manufacturing facilities in Europe were in the final stages of being shut down. The costs charged against the reserve related to these facilities were $3,652,000 comprised of $3,738,000 for the write down of net book value of the assets, $153,000 for cleanup costs and $191,000 for relocation costs partially offset by the proceeds of $430,000 from the sale of the assets of one of the North American facilities.

NOTE 6--EQUITY INVESTMENTS

    At December 31, 1996, the Company owned 3,157,223 shares, representing approximately 27% of the outstanding shares, of the Common Stock of Hach Company
(Hach). The closing price on NASDAQ at December 31, 1996 was $18.50 per share. The investment in Hach is accounted for under the equity method. Income and other transactions in this investment were not material to the consolidated financial statements of the Company.

    Hach is a leading international manufacturer of instruments and test kits that analyze the chemical content and other properties of water and other aqueous solutions. In addition, Hach sells analytical reagents which are used in connection with the instruments and test kits.

NOTE 7--LONG-TERM OBLIGATIONS

    Long-term obligations were as follows:

(IN THOUSANDS)                                                               1996       1995
                                                                           ---------  ---------
Series 1993-LI IDB Bond..................................................  $   4,000  $   4,000
Series 1978-A IDB Bond...................................................        100        150
Less--Current portion in accounts payable................................        (50)       (50)
Net long-term bonds payable..............................................      4,050      4,100
Prudential Shelf Agreement...............................................     25,000     --
                                                                           ---------  ---------
Total long-term obligations..............................................  $  29,050  $   4,100
                                                                           ---------  ---------
                                                                           ---------  ---------

    In December of 1995, the Company entered into a private shelf agreement with Prudential Capital Group under which it may borrow up to $125,000,000. The shelf agreement provides for promissory notes to mature no more than 15 years after the original date of issuance, which was December 6, 1995. The interest is payable semi-annually at 6.33%. There are various covenants related to this agreement. At December 31, 1996, the Company was in compliance with these covenants.

    Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about the Fair Value of Financial Instruments." SFAS No. 107 requires disclosure of the fair value of significant financial instruments, including long-term obligations. At December 31, 1996 and 1995, the fair value of Lawter's long-term obligations was not materially different than cost.

    During 1993, the Industrial Development Board of the Town of Moundville
(IDB) issued a $4,000,000, 6.75% Industrial Revenue Bond, Series 1993-LI to the Company. Interest is payable semi-annually. Principal is due in six annual installments of various amounts beginning December 1, 2006 with the final payment due December 1, 2011. The Series 1978-A Industrial Revenue Bond was originally issued in 1978 by the IDB for $1,000,000. Interest is payable semi-annually at 7.25%. Remaining principal of $100,000 is payable in two installments of $50,000 on September 1, 1997 and September 1, 2003.

    In connection with the issuance of these Industrial Revenue Bonds by the IDB, the Company entered into capital lease agreements with the IDB with future minimum lease payments sufficient to amortize the principal and interest on each series of the Industrial Revenue Bonds.

    Costs capitalized under these leases were $8,500,000 as of December 31, 1996 and 1995. The capitalized costs are being depreciated over the estimated useful lives of the individual assets.

    At December 31, 1996, the future lease payments under the capitalized leases relating to the Industrial Revenue Bonds were as follows:

(IN THOUSANDS)
1997...........................................................................    $     327
1998...........................................................................          270
1999...........................................................................          270
2000...........................................................................          270
2001...........................................................................          270
Later years....................................................................        6,130
                                                                                 -------------
Total minimum lease payments...................................................        7,537
Less interest..................................................................       (3,437)
                                                                                 -------------
Present value of minimum lease payments........................................    $   4,100
                                                                                 -------------
                                                                                 -------------

    Operating leases are not significant.

NOTE 8--COMMITMENTS AND CONTINGENCIES

    The Company has unsecured lines of credit for borrowings of $255,000,000 at December 31, 1996. During 1996, average borrowings were $36,370,000 against these lines of credit and the weighted average interest rate was 4.48%. In 1995, average borrowings were $30,765,000 and the weighted average interest rate was 6.23%. In 1994, average borrowings were $20,536,000 and the weighted average interest rate was 4.77%. There are no commitment fees or compensating balance requirements relating to these lines of credit.

    The Company from time to time is subject to claims brought on behalf of both private persons and governmental agencies. Management and the Company's general counsel are not aware of any claim where the disposition of such claim will have a material adverse effect upon the Company's consolidated financial position.

NOTE 9--SEGMENT INFORMATION

    A dominant portion of Lawter's operations is in a single industry-specialty polymers. Within this industry, Lawter is principally engaged in the production and marketing of printing ink vehicles, slip additives, synthetic and hydrocarbon resins, and fluorescent pigments and coatings.

    Lawter's total business is broken down into three geographical areas:
Domestic, Europe and Other Foreign. Other Foreign includes the Company's operations in Canada, China, Japan, Singapore and Taiwan which, individually, are not considered to be significant as defined by SFAS No. 14. The Company sells the majority of its products to both large and small ink companies. Lawter is a major supplier of printing ink vehicles and resins for printing inks and, therefore, sells substantial quantities to larger ink companies around the world. One customer whose purchases are made for a wide variety of specialized products at multiple locations through numerous companies in various countries approximated nineteen percent of sales in 1996, eighteen percent of sales in 1995 and nineteen percent of sales in 1994.

    Transfers between geographic areas are not material. Corporate earnings before tax is the net of investment income and corporate expenses. Identifiable assets are those assets used exclusively in the operations of each geographic area. Corporate assets are principally comprised of time deposits, marketable securities, the equity investment and other assets. The contribution of European operations to net earnings is greater than their contribution to earnings before tax principally due to the Waterford, Ireland operation discussed in Note 4.

    Information about the Company's operations for the years ended December 31, 1996, 1995 and 1994 is shown in the table below.

(IN THOUSANDS)                                                                    1996        1995        1994
                                                                               ----------  ----------  ----------
Net Sales:
Domestic.....................................................................  $   92,139  $   94,657  $   98,628
Europe.......................................................................      84,841      94,071      74,974
Other Foreign................................................................      16,834      16,107      17,454
                                                                               ----------  ----------  ----------
Total........................................................................  $  193,814  $  204,835  $  191,056
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Earnings Before Tax:
Domestic.....................................................................  $   25,462  $   12,206  $   20,263
Europe.......................................................................      11,113       4,687      13,887
Other Foreign................................................................         853       1,959       2,746
Corporate....................................................................       3,126       4,357       2,766
                                                                               ----------  ----------  ----------
Total........................................................................  $   40,554  $   23,209  $   39,662
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Identifiable Assets:
Domestic.....................................................................  $   64,333  $   69,176  $   62,724
Europe.......................................................................     116,320      83,812      58,514
Other Foreign................................................................      18,147      17,091      17,675
Corporate....................................................................      94,323      91,395      92,914
                                                                               ----------  ----------  ----------
Total........................................................................  $  293,123  $  261,474  $  231,827
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Lawter International, Inc.:

    We have audited the accompanying consolidated balance sheets of Lawter International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lawter International, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

    The schedule listed in the index on page 12 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP
                                          ARTHUR ANDERSEN LLP

Chicago, Illinois,
February 10, 1997

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation by reference of our reports dated February 10, 1997, included (or incorporated by reference) in this Annual Report of Lawter International, Inc. and Subsidiaries on Form 10-K for the year ended December 31, 1996, into the Company's previously filed Registration Statements on Forms S-3 (File No. 33-24165), S-8 (File No. 33-24859), S-8 (File No. 33-61506) and S-8 (File No. 2-84421).

                                          /s/ Arthur Andersen LLP
                                          ARTHUR ANDERSEN LLP

Chicago, Illinois,
March 24, 1997

                  LAWTER INTERNATIONAL, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (in thousands)

ALLOWANCES FOR DOUBTFUL ACCOUNTS                                                              1996       1995       1994
------------------------------------------------------------------------------------------  ---------  ---------  ---------
Balance at beginning of year..............................................................  $     636  $     415  $     319
  Additions (credited)/charged to earnings................................................        166        327        (30)
  Additions/(deductions) for accounts written off, net of recoveries......................        (59)      (106)       126(1)
                                                                                            ---------  ---------  ---------
Balance at end of year....................................................................  $     743  $     636  $     415
                                                                                            ---------  ---------  ---------
                                                                                            ---------  ---------  ---------

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

                                          ______LAWTER INTERNATIONAL, INC.______
                                                       (Registrant)

                                          /s/ JOHN P. O'MAHONEY
                                          --------------------------------------
                                          John P. O'Mahoney
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                          /s/ MARK W. JOSLIN
                                          --------------------------------------
                                          Mark W. Joslin
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)

Date: March 24, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ WILLIAM P. CLARK                           /s/ RICHARD D. NORDMAN
--------------------------------------------   --------------------------------------------
William P. Clark, March 24, 1997               Richard D. Nordman, March 24, 1997
Director                                       Director

/s/ ARTHUR A. HARTMAN                          /s/ JOHN P. O'MAHONEY
--------------------------------------------   --------------------------------------------
Arthur A. Hartman, March 24, 1997              John P. O'Mahoney, March 24, 1997
Director                                       Director

/s/ JOHN P. JILEK                              /s/ FRED G. STEINGRABER
--------------------------------------------   --------------------------------------------
John P. Jilek, March 24, 1997                  Fred G. Steingraber, March 24, 1997
Director                                       Director

/s/ LEONARD P. JUDY
--------------------------------------------
Leonard P. Judy, March 24, 1997
Director

                                                 Registrant's 1996 Annual Report
                                                 to Stockholders, some portions
                                                 of which have been incorporated
                                                 by reference in this Form 10-K,
                                                 has been sent to each
                                                 stockholder and was included
                                                 with this report to the
                                                 Securities and Exchange
                                                 Commission.