Form 10-Q
period 1997-03-31
LAWTER INTERNATIONAL INC
filed 1997-05-14
CIK 58091

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

                                       or

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

     Common stock $1.00 par value per share - 45,359,035 shares outstanding as of April 30, 1997.











                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Lawter International, Inc. and Subsidiaries as of March 31, 1997 and December 31, 1996 and the results of their operations for the three months ended March 31, 1997 and 1996, and the statements of cash flows for the three months ended March 31, 1997 and 1996, have been included. It should be noted that these interim statements are based on certain annual estimates such as the final level of LIFO inventories and the provision for income taxes. These and other similar items may be subject to year end adjustments. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                   Lawter International, Inc. and Subsidiaries
                        Condensed Statements of Earnings
                              (Shown in thousands)
                                                    Three Months Ended March 31
                                                    ---------------------------
                                                      1997               1996
                                                    --------           --------
Net Sales                                           $ 50,140           $ 49,366
Cost of Products Sold                                 34,524             35,810
                                                    --------           --------
    Gross Margin                                    $ 15,616           $ 13,556
Selling, Admin. Research and
  Distribution Expenses                                7,563              6,286
                                                    --------           --------
    Income from Operations                          $  8,053           $  7,270
Investment Income                                        754              1,171
                                                    --------           --------
    Earnings before Income Taxes                    $  8,807           $  8,441

Provision for Income Taxes                             2,869              2,276
                                                    --------           --------
    Net Earnings                                    $  5,938           $  6,165
                                                    ========           ========


Earnings per Share of Common Stock (Note 2)         $    .13           $    .14

Dividends per Share of Common Stock                 $    .10           $    .10

Weighted Average Shares Outstanding                   45,355             45,071



The accompanying notes to the condensed financial statements are an integral part of these statements.



                                       -2-





                   Lawter International, Inc. and Subsidiaries
                            Condensed Balance Sheets
                              (Shown in thousands)

                                                   March 31          December 31
                                                   --------          -----------
Assets                                               1997                1996
--------                                           --------            --------
Current Assets
      Cash                                         $  7,227            $  8,221
      Time Deposits                                  45,414              46,710
      Marketable Securities                           1,680               2,400
      Accounts Receivable (net)                      48,555              47,671
      Inventories (Note 1)
             Raw Materials                           25,148              24,094
             Finished Goods                          24,248              25,517
      Prepaid Expenses                                2,000               1,974
                                                   --------            --------
                Total Current Assets               $154,272            $156,587
                                                   --------            --------
Property, Plant and Equipment                      $135,897            $141,346
      Less Accumulated Depreciation                 (47,649)            (49,229)
                                                   --------            --------
                Net Property                       $ 88,248            $ 92,117
                                                   --------            --------
Investment in Affiliates                           $ 25,548            $ 24,833
                                                   --------            --------
Intangibles and Other Assets                       $ 18,872            $ 19,586
                                                   --------            --------
                Total Assets                       $286,940            $293,123
                                                   ========            ========
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
      Accounts Payable and Accrued Expenses        $ 30,829            $ 41,844
      Short-Term Borrowings                          45,461              38,962
      Income Taxes Payable                            2,951               1,371
                                                   --------            --------
                Total Current Liabilities          $ 79,241            $ 82,177
                                                   --------            --------
Deferred Income Taxes                              $ 36,155            $ 36,281
                                                   --------            --------
Long-Term Obligations                              $ 29,050            $ 29,050
                                                   --------            --------
                Total Liabilities                  $144,446            $147,508
                                                   --------            --------
Stockholders' Equity
      Preferred Stock (None Issued)                $    ---            $    ---
      Common Stock                                   45,359              45,349
      Additional Paid-in Capital                     14,822              14,711
      Retained Earnings                              91,319              89,917
      Cumulative Translation Adjustments             (8,524)             (3,826)
      Other                                            (482)               (536)
                                                   --------            --------
                Net Stockholders' Equity           $142,494            $145,615
                                                   --------            --------
                Total Liabilities and Equity       $286,940            $293,123
                                                   ========            ========
The accompanying notes to the condensed financial statements are an integral part of these balance sheets.
                                       -3-





                   Lawter International, Inc. and Subsidiaries
                       Condensed Statements of Cash Flows
                              (Shown in thousands)

                                                    Three Months Ended March 31
                                                    ---------------------------
                                                      1997               1996
                                                    --------           --------
Cash Flow from Operating Activities:
    Net Earnings                                    $  5,938           $  6,165
Adjustments to Reconcile Net Earnings to
  Net Cash Provided by Operating Activities-
    Depreciation and Amortization                      1,358              1,407
    Deferred Income Taxes                                ---               (152)
    Undistributed Equity Income                         (715)              (614)
    Deferred Exchange Gain (Loss)                       (178)               271
    Purchase of Marketable Securities                    ---            (19,623)
    Proceeds from Sales of Marketable Securities         739              2,959
    Net (Gain) Loss from Marketable Securities            (1)               (53)
(Increase) Decrease in Current Assets-
    Accounts Receivable                               (2,837)               442
    Inventories                                       (1,660)             2,091
    Prepaid Expenses                                    (133)              (276)
Increase (Decrease) in Current Liabilities-
    Accounts Payable and Accrued Expenses             (9,516)            (1,620)
    Income Taxes Payable                               1,598                (58)
                                                    --------           --------
Net Cash Used for Operating Activities              $ (5,407)          $ (9,061)
                                                    --------           --------
Cash Flow from Investing Activities:
    Expenditures for Property, Plant
      & Equipment - Net                             $ (1,682)          $ (9,456)
    Loans to Officers                                     (6)               ---
    Repayment of Officers' Loans                          43                ---
                                                    --------           --------
Net Cash Used for Investing Activities              $ (1,645)          $ (9,456)
                                                    --------           --------
Cash Flow from Financing Activities:
    Exercise of Stock Options                       $    121           $     98
    Proceeds from Long-Term Borrowings                   ---             25,000
    Payment of Short-Term Borrowings                     ---             (6,000)
    Proceeds from Short-Term Borrowings                9,610              5,949
    Cash Dividends Paid                               (4,535)            (4,507)
                                                    --------           --------
Net Cash Provided by Financing Activities           $  5,196           $ 20,540
                                                    --------           --------
Effect of Exchange Rate Changes on Cash             $   (434)          $   (112)
                                                    --------           --------
Increase (Decrease) in Cash and Equivalents         $ (2,290)          $  1,911
Cash and Equivalents, Beginning of Period             54,931             63,680
                                                    --------           --------
Cash and Equivalents, End of Period                 $ 52,641           $ 65,591
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

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that point, interim LIFO determinations, including that at March 31, 1997, must necessarily be based on management's estimates of expected year end inventory levels and costs. Such future estimates of inventory levels and prices are subject to many forces beyond the control of management.

Note 2.  Earnings per Share

Earnings per share of common stock are computed on the weighted average shares outstanding during the respective periods. Net earnings per share would not be materially different from reported earnings per share if all outstanding stock options were exercised.

Note 3.  Restructuring Charges

In the fourth quarter of 1995, a new management team was formed. The new management, taking into account a change in market conditions, developed a new corporate strategy. Part of the decision making process included an evaluation of the feasibility of continuing to utilize older manufacturing facilities.
With the anticipated completion of construction of the new ink vehicle and resin facility in Europe combined with the new ink vehicle and resin facility in the
U. S., the Company decided to implement a restructuring plan. This plan included the decommissioning of older ink vehicle and resin plants. This resulted in a 1995 fourth quarter pretax charge of $8,449,000, of which $2,791,000 was charged to Selling, Administrative, Research and Distribution expenses for personnel redundancy and $5,658,000 was charged to Cost of Products Sold for site decommissioning. These restructuring activities commenced in the fourth quarter of 1995 and will continue through the middle of 1997.

The personnel redundancy costs relate to cash outlays for benefits to be paid to the manufacturing and office employees at older plants in Europe and North America. The labor force will be reduced by approximately 100 positions when the restructuring plan is completed, of which 84 positions have already been eliminated. As of March 31, 1997, employee head count was down to 509 from a high of 604 employees in 1995. Redundancy payments charged against the reserve through March 31, 1997 were $2,372,000 including $94,000 utilized in the first quarter of 1997.

The site decommissioning costs represent demolition, cleanup and asset write down costs for older facilities in Europe and North America. Included in the $5,658,000, is $4,461,000 for non-cash items which relate to the write down of the net book value of the assets at these locations. As of March 31, 1997, four manufacturing facilities in North America and one manufacturing facility in Europe were shut down and/or sold, and one manufacturing facility in Europe was in the final stages of being shut down. The costs charged against the reserve related to these facilities were $4,324,000 comprised of $3,738,000 for the write down of the net book value of the assets, $161,000 for cleanup costs, $650,000 for costs incurred during the wind down period of the two European facilities, $14,000 for equipment dismantling and $191,000 for relocation costs, partially offset by the proceeds of $430,000 from the sale of one of the North American facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Lawter's cash and equivalents, net of short-term borrowings, decreased $8,800,000 from $16,000,000 at December 31, 1996 to $7,200,000 at March 31,
1997. The decrease in net cash and equivalents was due primarily to payments of liabilities related to the purchase of a division of Wolstenholme International Limited, the initial cash outflows to operate the businesses acquired from Wolstenholme International Limited and Hercules Inc. and the build up of certain raw materials due to favorable pricing. The Company generally relies on internally generated funds from operations to satisfy working capital requirements and to fund capital expenditures. However, in certain circumstances, the Company finds it is more advantageous to borrow funds to satisfy these requirements.

The capital expenditures planned for the near future include construction of a new corporate headquarters in Pleasant Prairie, Wisconsin as well as additions to existing facilities elsewhere. The Company currently anticipates using internally generated funds for the majority of these capital expenditures.

Results of Operations

SALES. The Company's consolidated net sales increased 2% in the first quarter of 1997 when compared to the first quarter of 1996. Included in the first quarter of 1997 are $6,200,000 in sales of products, mostly in Europe, related to the Wolstenholme and Hercules acquisitions. Excluding the Wolstenholme and Hercules products, sales were down 11% due primarily to 1) lower volume both domestically and in Europe due to competitive factors and 2) the impact of a stronger U. S. dollar versus European currencies.


GROSS MARGINS. Gross margins as a percent of net sales were 31.1% and 27.5% for the quarters ended March 31, 1997 and 1996, respectively. Included in the gross margin in 1997 was a $1,675,000 benefit for business interruption insurance accrued for losses resulting from a shutdown of the Irish facility in 1996. Excluding this benefit, the first quarter 1997 gross margin was 27.8%. The higher percentage in 1997 was due to lower raw material costs domestically and the lower costs as a result of the restructuring plan (See "Restructuring Plan" below), partially offset by higher costs relating to tolling agreements for producing Hercules and Wolstenholme products. In the second quarter of 1997, the effects of these costs will dissipate as the major portion of the tolling agreements ended at March 31,1997 and production was taken internal.


SELLING, ADMINISTRATIVE, RESEARCH AND DISTRIBUTION EXPENSES. Selling, administrative, research and distribution expenses increased from $6,286,000 in the quarter ended March 31, 1996 to $7,563,000 in the quarter ended March 31,

1997 due to costs associated with the Wolstenholme acquisition, foreign exchange transaction losses, and higher research, administrative and distribution costs in the U. S.

NET INVESTMENT INCOME. Net investment income in the quarter ended March 31, 1997 decreased from the quarter ended March 31, 1996 due primarily to decreased funds available for investments as funds were used to finance acquisitions and capital expenditures.

INCOME TAXES. The effective tax rates were 32.6% and 27.0% for the three months ended March 31, 1997 and 1996, respectively. The higher rate in 1997 was the result of increased earnings at higher taxed locations in Europe. In subsequent periods the effective tax rate is expected to be lower than the first quarter.

Other Matters

RESTRUCTURING CHARGES. In the fourth quarter of 1995, a new management team was formed. The new management, taking into account a change in market conditions, developed a new corporate strategy. Part of the decision making process included an evaluation of the feasibility of continuing to utilize older manufacturing facilities. With the anticipated completion of construction of the new ink vehicle and resin facility in Europe combined with the new ink vehicle and resin facility in the U. S., the Company decided to implement a restructuring plan. This plan included the decommissioning of older ink vehicle and resin plants. This resulted in a 1995 fourth quarter pretax charge of $8,449,000, of which $2,791,000 was charged to Selling, Administrative, Research and Distribution expenses for personnel redundancy and $5,658,000 was charged to Cost of Products Sold for site decommissioning. These restructuring activities commenced in the fourth quarter of 1995 and will continue through the middle of 1997.

The personnel redundancy costs relate to cash outlays for benefits to be paid to the manufacturing and office employees at older plants in Europe and North America. The labor force will be reduced by approximately 100 positions when the restructuring plan is completed, of which 84 positions have already been eliminated. As of March 31, 1997, employee head count was down to 509 from a high of 604 employees in 1995. Redundancy payments charged against the reserve through March 31, 1997 were $2,372,000 including $94,000 utilized in the first quarter of 1997.

The site decommissioning costs represent demolition, cleanup and asset write down costs for older facilities in Europe and North America. Included in the $5,658,000, is $4,461,000 for non-cash items which relate to the write down of the net book value of the assets at these locations. As of March 31, 1997, four manufacturing facilities in North America and one manufacturing facility in Europe were shut down and/or sold, and one manufacturing facility in Europe was in the final stages of being shut down. The costs charged against the reserve related to these facilities were $4,324,000 comprised of $3,738,000 for the write down of the net book value of the assets, $161,000 for cleanup costs, $650,000 for costs incurred during the wind down period of the two European facilities, $14,000 for equipment dismantling and $191,000 for relocation costs, partially offset by the proceeds of $430,000 from the sale of one of the North American facilities.

LOOKING FORWARD. This Form 10-Q contains forward-looking statements which are not historical facts. These statements involve risks and uncertainties that could cause actual results to differ materially, including, but not limited to, foreign currency rate fluctuations, competitive factors, raw material costs and certain global and regional economic conditions and factors which are beyond the Company's control.
                                      -7-





                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on April 24, 1997, shareholders voted to approve an amendment to the 1992 Non-Qualified Stock Option Plan and to approve an amendment to the 1995 Non-Qualified Stock Option Plan for Non-Employee Directors as proposed in the Company's 1997 Proxy Statement to Stockholders.

The results of the vote on the proposal to approve the amendment to the 1992 Non-Qualified Stock Option Plan were 37,467,755 affirmative votes; 913,894 negative votes; and 1,395,826 abstentions.

The results of the vote on the proposal to approve the amendment to the 1995 Non-Qualified Stock Option Plan for Non-Employee Directors were 37,194,101 affirmative votes; 1,184,621 negative votes; and 1,398,753 abstentions.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                    LAWTER INTERNATIONAL, INC.
                                                    --------------------------
                                                           (Registrant)



May 14, 1997                                        /s/ John P. O'Mahoney
------------                                        --------------------------
                                                    John P. O'Mahoney
                                                    Vice Chairman and
                                                      Chief Executive Officer



May 14, 1997                                        /s/ Mark W. Joslin
------------                                        --------------------------
                                                    Mark W. Joslin
                                                    Chief Financial Officer
                                                      and Treasurer







                                       -8-