Form 10-Q
period 1997-06-30
LAWTER INTERNATIONAL INC
filed 1997-08-12
CIK 58091

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

                                       or

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

     Common stock $1.00 par value per share - 45,468,785 shares outstanding as of July 31, 1997.











                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Lawter International, Inc. and Subsidiaries as of June 30, 1997 and December 31, 1996 and the results of their operations for the three months and six months ended June 30, 1997 and 1996, and the statements of cash flows for the six months ended June 30, 1997 and 1996, have been included. It should be noted that these interim statements are based on certain annual estimates such as the final level of LIFO inventories and the provision for income taxes. These and other similar items may be subject to year end adjustments. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                   Lawter International, Inc. and Subsidiaries
                        Condensed Statements of Earnings
                              (Shown in thousands)

                                    Three Months Ended        Six Months Ended
                                          June 30                 June 30
                                    -------------------     -------------------
                                      1997       1996         1997        1996
                                    --------   --------     --------   --------
Net Sales                           $ 50,657   $ 46,247     $100,797   $ 95,613
Cost of Products Sold                 34,623     32,054       69,147     67,864
                                    --------   --------     --------   --------
    Gross Margin                    $ 16,034   $ 14,193     $ 31,650   $ 27,749
Selling, Administrative, Research
  and Distribution Expenses            5,791      5,720       13,354     12,006
                                    --------   --------     --------   --------
    Income from Operations          $ 10,243   $  8,473     $ 18,296   $ 15,743
Net Investment Income                    570      1,773        1,324      2,944
                                    --------   --------     --------   --------
    Earnings before Income Taxes    $ 10,813   $ 10,246     $ 19,620   $ 18,687
Provision for Income Taxes             3,247      2,886        6,116      5,162
                                    --------   --------     --------   --------
    Net Earnings                    $  7,566   $  7,360     $ 13,504   $ 13,525
                                    ========   ========     ========   ========

Earnings per Share of Common
    Stock (Note 2)                  $    .17   $    .16     $    .30   $    .30

Dividends per Share of Common Stock $    .10   $    .10     $    .20   $    .20

Weighted Average Shares Outstanding   45,359     45,080       45,357     45,075



The accompanying notes to the condensed financial statements are an integral part of these statements.

                                       -2-





                   Lawter International, Inc. and Subsidiaries
                            Condensed Balance Sheets
                              (Shown in thousands)

                                                   June 30           December 31
                                                   --------          -----------
Assets                                               1997                1996
--------                                           --------            --------
Current Assets
      Cash                                         $ 10,368            $  8,221
      Time Deposits                                  37,587              46,710
      Marketable Securities                           1,731               2,400
      Accounts Receivable (net)                      46,380              47,671
      Inventories (Note 1)
             Raw Materials                           26,368              24,094
             Finished Goods                          20,910              25,517
      Prepaid Expenses                                1,450               1,974
                                                   --------            --------
                Total Current Assets               $144,794            $156,587
                                                   --------            --------
Property, Plant and Equipment                      $132,354            $141,346
      Less Accumulated Depreciation                 (43,590)            (49,229)
                                                   --------            --------
                Net Property                       $ 88,764            $ 92,117
                                                   --------            --------
Investment in Affiliates                           $ 26,257            $ 24,833
                                                   --------            --------
Intangibles and Other Assets                       $ 20,339            $ 19,586
                                                   --------            --------
                Total Assets                       $280,154            $293,123
                                                   ========            ========
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
      Accounts Payable and Accrued Expenses        $ 24,841            $ 41,844
      Short-Term Borrowings                          42,619              38,962
      Income Taxes Payable                            3,649               1,371
                                                   --------            --------
                Total Current Liabilities          $ 71,109            $ 82,177
                                                   --------            --------
Deferred Income Taxes                              $ 36,132            $ 36,281
                                                   --------            --------
Long-Term Obligations                              $ 29,050            $ 29,050
                                                   --------            --------
                Total Liabilities                  $136,291            $147,508
                                                   --------            --------
Stockholders' Equity
      Preferred Stock (None Issued)                $    ---            $    ---
      Common Stock                                   45,359              45,349
      Additional Paid-in Capital                     14,822              14,711
      Retained Earnings                              94,350              89,917
      Cumulative Translation Adjustments            (10,190)             (3,826)
      Other                                            (478)               (536)
                                                   --------            --------
                Net Stockholders' Equity           $143,863            $145,615
                                                   --------            --------
                Total Liabilities and Equity       $280,154            $293,123
                                                   ========            ========
The accompanying notes to the condensed financial statements are an integral part of these balance sheets.
                                       -3-




                   Lawter International, Inc. and Subsidiaries
                       Condensed Statements of Cash Flows
                              (Shown in thousands)

                                                     Six Months Ended June 30
                                                    ---------------------------
                                                      1997               1996
                                                    --------           --------
Cash Flow from Operating Activities:
    Net Earnings                                    $ 13,504           $ 13,525
Adjustments to Reconcile Net Earnings to
  Net Cash Provided by Operating Activities-
    Depreciation and Amortization                      2,530              2,647
    Deferred Income Taxes                                ---               (152)
    Undistributed Equity Income                       (1,456)            (1,246)
    Deferred Exchange Gain (Loss)                       (264)               445
    Purchase of Marketable Securities                    ---            (23,202)
    Proceeds from Sales of Marketable Securities         739             19,075
    Net (Gain) Loss from Marketable Securities            (8)              (721)
    Gain on Sale of Business                            (738)               ---
(Increase) Decrease in Current Assets-
    Accounts Receivable                                 (806)             2,209
    Inventories                                         (312)             1,806
    Prepaid Expenses                                     418             (1,343)
Increase (Decrease) in Current Liabilities-
    Accounts Payable and Accrued Expenses            (11,950)            (6,468)
    Income Taxes Payable                               2,183                311
                                                    --------           --------
Net Cash Provided by Operating Activities           $  3,840          $   6,886
                                                    --------           --------
Cash Flow from Investing Activities:
    Expenditures for Property, Plant
      & Equipment - Net                             $ (4,779)          $(17,117)
    Purchase of Business-Net of Cash                  (9,219)               ---
    Sale of Business                                   4,856
    Loans to Officers                                    (12)                (1)
    Repayment of Officers' Loans                          43                ---
                                                    --------           --------
Net Cash Used for Investing Activities              $ (9,111)          $(17,118)
                                                    --------           --------
Cash Flow from Financing Activities:
    Exercise of Stock Options                       $    121           $    222
    Proceeds from Long-Term Borrowings                   ---             25,000
    Payment of Short-Term Borrowings                     ---            (15,342)
    Proceeds from Short-Term Borrowings                7,837             13,848
    Cash Dividends Paid                               (9,071)            (9,016)
                                                    --------           --------
Net Cash (Used for) Provided by
  Financing Activities                              $ (1,113)          $ 14,712
                                                    --------           --------
Effect of Exchange Rate Changes on Cash             $   (592)          $   (289)
                                                    --------           --------
Increase (Decrease) in Cash and Equivalents         $ (6,976)          $  4,191
Cash and Equivalents, Beginning of Period             54,931             63,680
                                                    --------           --------
Cash and Equivalents, End of Period                 $ 47,955           $ 67,871
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

The Company values its domestic inventories at last-in, first-out (LIFO) cost which is not in excess of net realizable value. The Company's other inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that point, interim LIFO determinations, including that at June 30, 1997, must necessarily be based on management's estimates of expected year end inventory levels and costs. Such future estimates of inventory levels and prices are subject to many forces beyond the control of management.

Note 2.  Earnings per Share

Earnings per share of common stock are computed on the weighted average shares outstanding during the respective periods. Net earnings per share would not be materially different from reported earnings per share if all outstanding stock options were exercised.

Note 3.  Restructuring Charges

In the fourth quarter of 1995, a new management team was formed. The new management, taking into account a change in market conditions, developed a new corporate strategy. Part of the decision making process included an evaluation of the feasibility of continuing to utilize older manufacturing facilities.
With the anticipated completion of construction of the new ink vehicle and resin facility in Europe combined with the new ink vehicle and resin facility in the
U. S., the Company decided to implement a restructuring plan. This plan included the decommissioning of older ink vehicle and resin plants. This resulted in a 1995 fourth quarter pretax charge of $8,449,000, of which $2,791,000 was charged to Selling, Administrative, Research and Distribution expenses for personnel redundancy and $5,658,000 was charged to Cost of Products Sold for site decommissioning. These restructuring activities commenced in the fourth quarter of 1995 and will continue through 1997.

The personnel redundancy costs relate to cash outlays for benefits to be paid to the manufacturing and office employees at older plants in Europe and North America. The reduction in labor force as a result of the restructuring plan was originally estimated at approximately 100 positions. To date, 94 positions have been eliminated. As of June 30, 1997, employee head count was at 524 versus a high of 604 employees in 1995. Redundancy payments charged against the reserve through June 30, 1997 were $2,480,000 including $108,000 utilized in the second quarter of 1997. Redundancy payments are expected to be completed by the end of 1997.

The site decommissioning costs represent demolition, cleanup and asset write down costs for older facilities in Europe and North America. Included in the $5,658,000, is $4,461,000 for non-cash items which relate to the write down of the net book value of the assets at these locations. As of June 30, 1997, five manufacturing facilities in North America and three manufacturing facilities in Europe were shut down and/or sold. The costs charged against the reserve related to these facilities were $4,731,000, comprised of $3,880,000 for the write down of the net book value of the assets, $296,000 for cleanup costs, $727,000 for costs incurred during the wind down period of the European facilities, $67,000 for equipment dismantling and $191,000 for relocation costs, partially offset by the proceeds of $430,000 from the sale of one of the North American facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Lawter's cash and equivalents, net of short-term borrowings, decreased $10,700,000 from $16,000,000 at December 31, 1996 to $5,300,000 at June 30,
1997. The decrease in net cash and equivalents was due primarily to payments of liabilities related to the purchase of a division of Wolstenholme International Limited, the initial cash outflows to operate the businesses acquired from Wolstenholme International Limited and Hercules Inc. and the build up of certain raw materials due to favorable pricing. The Company generally relies on internally generated funds from operations to satisfy working capital requirements and to fund capital expenditures. However, in certain circumstances, the Company finds it is more advantageous to borrow funds to satisfy these requirements.

The capital expenditures planned for the near future include completion of a new corporate headquarters facility in Pleasant Prairie, Wisconsin as well as additions to existing facilities elsewhere. The Company currently anticipates using internally generated funds for the majority of these capital expenditures.

On July 8, 1997, the Company sold its investment in Hach Company for approximately $60 million. The after tax cash proceeds will be approximately $40 million, which will be used to further the Company's long term plans. In the short term, a portion of the funds will be used to pay off short term debt while the remainder will be invested in time deposits.

Results of Operations

SALES. The Company's consolidated net sales increased 10% in the second quarter of 1997 when compared to the second quarter of 1996. Included in the second quarter of 1997 are $4,700,000 in sales of products, mostly in Europe, related to the Wolstenholme and Hercules acquisitions. Excluding the Wolstenholme and Hercules products, sales were down 1% due primarily to lower average selling prices as a result of a change in sales mix and the impact of a stronger U. S. dollar versus European currencies, partially offset by increased sales volume both domestically and in Europe.

Consolidated net sales for the six months ended June 30, 1997 increased 5% over sales for the six months ended June 30, 1996. Included in 1997 are $10,900,000 in sales of products, mostly in Europe, related to the Wolstenholme and Hercules acquisitions. Excluding the Wolstenholme and Hercules products, sales were down 6% principally as a result of lower average selling prices due to a change in sales mix and the impact of a stronger U. S. dollar versus European currencies, partially offset by increased sales volume domestically.

GROSS MARGINS. Gross margins as a percent of net sales were 31.7% and 30.7% for the quarters ended June 30, 1997 and 1996, respectively and 31.4% and 29.0% for the six months ended June 30, 1997 and 1996, respectively. The higher percentage in 1997 was due to lower raw material costs domestically and the lower costs as a result of the restructuring plan (See "Restructuring Charges" below).

SELLING, ADMINISTRATIVE, RESEARCH AND DISTRIBUTION EXPENSES. Selling, administrative, research and distribution expenses were comparable at $5,791,000 in the quarter ended June 30, 1997 versus $5,720,000 in the quarter ended June 30, 1997. Selling, administrative, research and distribution expenses increased from $12,006,000 in the first six months of 1996 to $13,354,000 in the first six months of 1997 due to costs earlier in the year associated with the Wolstenholme acquisition, and higher research, administrative and distribution costs in the
U. S.

NET INVESTMENT INCOME. Net investment income in both the quarter and six months ended June 30, 1997 decreased from the same periods in 1996 due primarily to gains on marketable securities in 1996 along with decreased funds available for investments in 1997 as funds were used to finance acquisitions and capital expenditures.

INCOME TAXES. The effective tax rates were 30.0% and 31.2% for the three months and six months ended June 30, 1997, respectively versus 28.2% and 27.6% for the three months and six months ended June 30, 1996. The higher rate in 1997 was the result of a change in earnings mix in 1997, with more earnings attributable to operating entities subject to higher tax rates.

Other Matters

RESTRUCTURING CHARGES. In the fourth quarter of 1995, a new management team was formed. The new management, taking into account a change in market conditions, developed a new corporate strategy. Part of the decision making process included an evaluation of the feasibility of continuing to utilize older manufacturing facilities. With the anticipated completion of construction of the new ink vehicle and resin facility in Europe combined with the new ink vehicle and resin facility in the U. S., the Company decided to implement a restructuring plan. This plan included the decommissioning of older ink vehicle and resin plants. This resulted in a 1995 fourth quarter pretax charge of $8,449,000, of which $2,791,000 was charged to Selling, Administrative, Research and Distribution expenses for personnel redundancy and $5,658,000 was charged to Cost of Products Sold for site decommissioning. These restructuring activities commenced in the fourth quarter of 1995 and will continue through 1997.

The personnel redundancy costs relate to cash outlays for benefits to be paid to the manufacturing and office employees at older plants in Europe and North America. The reduction in labor force as a result of the restructuring plan was originally estimated at approximately 100 positions. To date, 94 positions have been eliminated. As of June 30, 1997, employee head count was at 524 versus a high of 604 employees in 1995. Redundancy payments charged against the reserve through June 30, 1997 were $2,480,000 including $108,000 utilized in the second quarter of 1997. Redundancy payments are expected to be completed by the end of 1997.

The site decommissioning costs represent demolition, cleanup and asset write down costs for older facilities in Europe and North America. Included in the $5,658,000, is $4,461,000 for non-cash items which relate to the write down of the net book value of the assets at these locations. As of June 30, 1997, five manufacturing facilities in North America and three manufacturing facilities in Europe were shut down and/or sold. The costs charged against the reserve related to these facilities were $4,731,000, comprised of $3,880,000 for the write down of the net book value of the assets, $296,000 for cleanup costs,

$727,000 for costs incurred during the wind down period of the European facilities, $67,000 for equipment dismantling and $191,000 for relocation costs, partially offset by the proceeds of $430,000 from the sale of one of the North American facilities.

NEW ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Board has issued Statement 128, "Earnings per Share" in 1997. The new statement changes the method of calculating earnings per share. The statement is effective for interim and annual periods ending after December 15, 1997. Earlier adoption is prohibited. The Company will apply the new standard in the fourth quarter of this year. The new standard should have no significant effect on the earnings per share of the Company.

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


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b) On June 27, 1997, the Company filed a Form 8-K to report a news release on June 26, 1997, which announced the intended sale of the Company's investment in Hach Company Common Stock. Also included as an exhibit to the Form 8-K was the Purchase and Standstill Agreement and Mutual Release for the Hach Company Common Stock Sale.

     On July 9, 1997, the Company filed a Form 8-K to report the completion of the sale of the Company's investment in Hach Company Common Stock.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    LAWTER INTERNATIONAL, INC.
                                                    --------------------------
                                                           (Registrant)


August 12, 1997                                     /s/ John P. O'Mahoney
---------------                                     --------------------------
                                                    John P. O'Mahoney
                                                    Chairman and Chief
                                                      Executive Officer


August 12, 1997                                     /s/ Mark W. Joslin
---------------                                     --------------------------
                                                    Mark W. Joslin
                                                    Chief Financial Officer
                                                      and Treasurer