Form 10-Q
period 1997-09-30
LAWTER INTERNATIONAL INC
filed 1997-11-12
CIK 58091

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ________________

Commission File Number:  1-7558


                           LAWTER INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                       36-1370818
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)


                8601 95th Street; Kenosha, Wisconsin  53142
                 (Address of principal executive offices)


                                 (414) 947-7300
              (Registrant's telephone number, including area code)


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

     Common stock $1.00 par value per share - 45,532,335 shares outstanding as of October 31, 1997.











                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Lawter International, Inc. and Subsidiaries as of September 30, 1997 and December 31, 1996 and the results of their operations for the three months and nine months ended September 30, 1997 and 1996, and the statements of cash flows for the nine months ended September 30, 1997 and 1996, have been included. It should be noted that these interim statements are based on certain annual estimates such as the final level of LIFO inventories and the provision for income taxes.
These and other similar items may be subject to year end adjustments. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                   Lawter International, Inc. and Subsidiaries
                        Condensed Statements of Earnings
                              (Shown in thousands)

                                    Three Months Ended        Nine Months Ended
                                       September 30              September 30
                                    -------------------     -------------------
                                      1997       1996         1997        1996
                                    --------   --------     --------   --------
Net Sales                           $ 50,411   $ 47,157     $151,208   $142,770
Cost of Products Sold                 34,397     31,360      103,544     99,224
                                    --------   --------     --------   --------
    Gross Margin                    $ 16,014   $ 15,797     $ 47,664   $ 43,546
Selling, Administrative, Research
  and Distribution Expenses            6,818      6,120       20,172     18,126
Subsidiary Closure Costs (Note 3)      9,535        ---        9,535        ---
                                    --------   --------     --------   --------
    Income from Operations          $   (339)  $  9,677     $ 17,957   $ 25,420
Net Investment Income                    546      1,044        1,870      3,988
Sale of Affiliate (Note 4)            32,030        ---       32,030        ---
                                    --------   --------     --------   --------
    Earnings before Income Taxes    $ 32,237   $ 10,721     $ 51,857   $ 29,408
Provision for Income Taxes            15,138      3,077       21,254      8,239
                                    --------   --------     --------   --------
    Net Earnings                    $ 17,099   $  7,644     $ 30,603   $ 21,169
                                    ========   ========     ========   ========

Earnings per Share of Common
    Stock (Note 2)                  $    .37   $    .17     $    .67   $    .47

Dividends per Share of Common Stock $    .10   $    .10     $    .30   $    .30

Weighted Average Shares Outstanding   45,467     45,109       45,401     45,087

The accompanying notes to the condensed financial statements are an integral part of these statements.

                   Lawter International, Inc. and Subsidiaries
                            Condensed Balance Sheets
                              (Shown in thousands)

                                                 September 30        December 31
                                                 ------------        -----------
Assets                                               1997                1996
--------                                           --------            --------
Current Assets
      Cash                                         $  8,373            $  8,221
      Time Deposits                                  83,524              46,710
      Marketable Securities                             ---               2,400
      Accounts Receivable (net)                      41,675              47,671
      Inventories (Note 1)
             Raw Materials                           22,614              24,094
             Finished Goods                          21,383              25,517
      Prepaid Expenses                                1,224               1,974
                                                   --------            --------
                Total Current Assets               $178,793            $156,587
                                                   --------            --------
Property, Plant and Equipment                      $126,745            $141,346
      Less Accumulated Depreciation                 (37,816)            (49,229)
                                                   --------            --------
                Net Property                       $ 88,929            $ 92,117
                                                   --------            --------
Investment in Affiliates                           $    ---            $ 24,833
                                                   --------            --------
Intangibles and Other Assets                       $ 15,668            $ 19,586
                                                   --------            --------
                Total Assets                       $283,390            $293,123
                                                   ========            ========
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
      Accounts Payable and Accrued Expenses        $ 29,603            $ 41,844
      Short-Term Borrowings                          25,785              38,962
      Income Taxes Payable                            2,346               1,371
                                                   --------            --------
                Total Current Liabilities          $ 57,734            $ 82,177
                                                   --------            --------
Deferred Income Taxes                              $ 36,098            $ 36,281
                                                   --------            --------
Long-Term Obligations                              $ 29,050            $ 29,050
                                                   --------            --------
                Total Liabilities                  $122,882            $147,508
                                                   --------            --------
Stockholders' Equity
      Preferred Stock (None Issued)                $    ---            $    ---
      Common Stock                                   45,532              45,349
      Additional Paid-in Capital                     16,737              14,711
      Retained Earnings                             106,901              89,917
      Cumulative Translation Adjustments             (8,210)             (3,826)
      Other                                            (452)               (536)
                                                   --------            --------
                Net Stockholders' Equity           $160,508            $145,615
                                                   --------            --------
                Total Liabilities and Equity       $283,390            $293,123
                                                   ========            ========
The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

                   Lawter International, Inc. and Subsidiaries
                       Condensed Statements of Cash Flows
                              (Shown in thousands)

                                                  Nine Months Ended September 30
                                                  ------------------------------
                                                      1997               1996
                                                    --------           --------
Cash Flow from Operating Activities:
    Net Earnings                                    $ 30,603           $ 21,169
Adjustments to Reconcile Net Earnings to
  Net Cash Provided by Operating Activities-
    Depreciation and Amortization                      4,340              3,779
    Deferred Income Taxes                                ---               (152)
    Undistributed Equity Income                       (1,456)            (1,643)
    Deferred Exchange Gain (Loss)                      3,206                730
    Purchase of Marketable Securities                    ---            (23,202)
    Proceeds from Sales of Marketable Securities       2,502             20,980
    Net (Gain) Loss from Marketable Securities            (2)              (628)
    Gain on Sale of Business                            (738)               ---
    Gain on Sale of Hach                             (33,730)               ---
(Increase) Decrease in Current Assets-
    Accounts Receivable                                3,902              3,078
    Inventories                                        2,593              2,748
    Prepaid Expenses                                     610             (2,522)
Increase (Decrease) in Current Liabilities-
    Accounts Payable and Accrued Expenses             (7,195)            (8,845)
    Income Taxes Payable                               1,114               (851)
                                                    --------           --------
Net Cash Provided by Operating Activities           $  5,749          $  14,641
                                                    --------           --------
Cash Flow from Investing Activities:
    Expenditures for Property, Plant
      & Equipment - Net                             $ (3,438)          $(23,768)
    Purchase of Business-Net of Cash                  (9,219)               ---
    Sale of Business                                   4,856                ---
    Proceeds from sale of Hach                        59,987                ---
    Loans to Officers                                    (18)                (2)
    Repayment of Officers' Loans                          43                 43
                                                    --------           --------
Net Cash Used for Investing Activities              $ 52,211           $(23,727)
                                                    --------           --------
Cash Flow from Financing Activities:
    Exercise of Stock Options                       $  2,209           $  2,452
    Payment of Long-Term Borrowings                      (50)               (50)
    Proceeds from Long-Term Borrowings                   ---             25,000
    Payment of Short-Term Borrowings                  (8,685)           (15,160)
    Proceeds from Short-Term Borrowings                  ---             16,475
    Cash Dividends Paid                              (13,619)           (13,542)
                                                    --------           --------
Net Cash (Used for) Provided by
  Financing Activities                              $(20,145)          $ 15,175
                                                    --------           --------
Effect of Exchange Rate Changes on Cash             $   (849)          $   (463)
                                                    --------           --------
Increase (Decrease) in Cash and Equivalents         $ 36,966           $  5,626
Cash and Equivalents, Beginning of Period             54,931             63,680
                                                    --------           --------
Cash and Equivalents, End of Period                 $ 91,897           $ 69,306
                                                    ========           ========

The accompanying notes to the condensed financial statements are an integral part of these statements.
                                       -4-



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

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that point, interim LIFO determinations, including that at September 30, 1997, must necessarily be based on management's estimates of expected year end inventory levels and costs. Such future estimates of inventory levels and prices are subject to many forces beyond the control of management.

Note 2.  Earnings per Share

Earnings per share of common stock are computed on the weighted average shares outstanding during the respective periods. Net earnings per share would not be materially different from reported earnings per share if all outstanding stock options were exercised.

Note 3.  Subsidiary Closure Costs

The Subsidiary Closure Costs represent $4,236,000 for the write off of goodwill related to the Company's Italian subsidiary along with $3,299,000 for the write off of accumulated foreign currency translation losses and $2,000,000 for other costs related to other subsidiaries that are in the process of being closed. The after tax effect of these costs was $.20 per share.

Note 4.  Sale of Affiliate

During the third quarter of 1997, the Company sold its 28% stake in Hach Company common stock for $59,987,000. This resulted in an after tax gain of $19,570,000 or $.43 per share.

Note 5.  Restructuring Charges

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

The personnel redundancy costs relate to cash outlays for benefits to be paid to the manufacturing and office employees at older plants in Europe and North

America. The reduction in labor force as a result of the restructuring plan was originally estimated at approximately 100 positions. To date, 95 positions have been eliminated. As of September 30, 1997, employee head count was at 521 versus a high of 604 employees in 1995. Redundancy payments charged against the reserve through September 30, 1997 were $2,505,000 including $25,000 utilized in the third quarter of 1997. Redundancy payments are expected to be completed by the end of 1997.

The site decommissioning costs represent demolition, cleanup and asset write down costs for older facilities in Europe and North America. Included in the $5,658,000, is $4,461,000 for non-cash items which relate to the write down of the net book value of the assets at these locations. As of September 30, 1997, five manufacturing facilities in North America and three manufacturing facilities in Europe were shut down and/or sold. The costs charged against the reserve related to these facilities were $5,005,000, comprised of $3,880,000 for the write down of the net book value of the assets, $435,000 for cleanup costs, $835,000 for costs incurred during the wind down period of the European facilities, $94,000 for equipment dismantling and $191,000 for relocation costs, partially offset by the proceeds of $430,000 from the sale of one of the North American facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Lawter's cash and equivalents, net of short-term borrowings, increased $50,100,000 from $16,000,000 at December 31, 1996 to $66,100,000 at September
30, 1997. On July 8, 1997, the Company sold its investment in Hach Company for $60,000,000. The after tax cash proceeds were approximately $47,500,000 which will be used to further the Company's long term plans. In the short term, a portion of the funds were used to pay off short term debt while the remainder were invested in time deposits. The Company generally relies on internally generated funds from operations to satisfy working capital requirements and to fund capital expenditures. However, in certain circumstances, the Company finds it is more advantageous to borrow funds to satisfy these requirements.

The Company has no plans for major capital expenditures at this time. Capital expenditures in the near future will include additions and improvements to existing facilities. The Company currently anticipates using internally generated funds for the majority of these capital expenditures.

Results of Operations

SALES. The Company's consolidated net sales increased 7% in the third quarter of 1997 when compared to the third quarter of 1996. Included in the third quarter of 1997 are $5,000,000 in sales of products, mostly in Europe, related to the Wolstenholme and Hercules acquisitions. Excluding the Wolstenholme and Hercules products, sales were down 4% due primarily to the impact of a stronger
U. S. dollar versus European currencies and lower average selling prices as a result of a change in sales mix, partially offset by increased sales volume in all geographic areas.

Consolidated net sales for the nine months ended September 30, 1997 increased 6% over sales for the nine months ended September 30, 1996. Included in 1997 are $15,900,000 in sales of products, mostly in Europe, related to the Wolstenholme and Hercules acquisitions. Excluding the Wolstenholme and Hercules products, sales were down 5% principally as a result of lower average selling prices due to a change in sales mix and the impact of a stronger U. S. dollar versus European currencies, partially offset by increased sales volume in all geographic areas.

GROSS MARGINS. Gross margins as a percent of net sales were 31.8% and 33.5% for the quarters ended September 30, 1997 and 1996, respectively and 31.5% and 30.5% for the nine months ended September 30, 1997 and 1996, respectively. The quarter ended September 30, 1996 includes proceeds from business interruption insurance. Excluding these proceeds the gross margin percentages were higher in both 1997 periods when compared to 1996. The higher percentages in 1997 excluding these proceeds were due to lower raw material costs domestically and the lower costs as a result of the restructuring plan (See "Restructuring Charges" below).

SELLING, ADMINISTRATIVE, RESEARCH AND DISTRIBUTION EXPENSES. Selling, administrative, research and distribution expenses were $6,818,000 in the quarter ended September 30, 1997 versus $6,120,000 in the quarter ended September 30, 1996 and $20,172,000 in the first nine months of 1997 versus $18,126,000 in the first nine months of 1997. 1997 costs are higher due to costs associated with the Wolstenholme acquisition, and higher research, administrative and distribution costs in the U. S.

SUBSIDIARY CLOSURE COSTS. The Subsidiary Closure Costs represent $4,236,000 for the write off of goodwill related to the Company's Italian subsidiary along with $3,299,000 for the write off of accumulated foreign currency translation losses and $2,000,000 for other costs related to other subsidiaries that are in the process of being closed. The after tax effect of these costs was $.20 per share.

NET INVESTMENT INCOME. Net investment income decreased from $1,044,000 in the quarter ended September 30, 1996 to $546,000 in the quarter ended September 30, 1997 due mainly to the decrease in the earnings of the Company's Hach investment as a result of the sale of this investment at the beginning of the quarter. Net investment income decreased from $3,988,000 in the nine months ended September 30, 1996 to $1,870,000 in the nine months ended September 30, 1997 due mainly to gains on marketable securities in 1996 along with the decrease in earnings in Hach Company in 1997.

SALE OF AFFILIATE. During the third quarter of 1997, the Company sold its 28% stake in Hach Company common stock for $59,987,000. This resulted in an after tax gain of $19,570,000 or $.43 per share.

INCOME TAXES. The effective tax rates were 47.0% and 41.0% for the three months and nine months ended September 30, 1997, respectively versus 28.7% and 28.0% for the three months and nine months ended September 30, 1996. The higher rates in 1997 were due to the higher tax rate on the sale of Hach Company common stock along with the lack of tax benefit on the subsidiary closure costs.

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

The personnel redundancy costs relate to cash outlays for benefits to be paid to the manufacturing and office employees at older plants in Europe and North
                                      -7-


America. The reduction in labor force as a result of the restructuring plan was originally estimated at approximately 100 positions. To date, 95 positions have been eliminated. As of September 30, 1997, employee head count was at 521 versus a high of 604 employees in 1995. Redundancy payments charged against the reserve through September 30, 1997 were $2,505,000 including $25,000 utilized in the third quarter of 1997. Redundancy payments are expected to be completed by the end of 1997.

The site decommissioning costs represent demolition, cleanup and asset write down costs for older facilities in Europe and North America. Included in the $5,658,000, is $4,461,000 for non-cash items which relate to the write down of the net book value of the assets at these locations. As of September 30, 1997, five manufacturing facilities in North America and three manufacturing facilities in Europe were shut down and/or sold. The costs charged against the reserve related to these facilities were $5,005,000, comprised of $3,880,000 for the write down of the net book value of the assets, $435,000 for cleanup costs, $835,000 for costs incurred during the wind down period of the European facilities, $94,000 for equipment dismantling and $191,000 for relocation costs, partially offset by the proceeds of $430,000 from the sale of one of the North American facilities.

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


November 12, 1997                                   /s/ John P. O'Mahoney
-----------------                                   --------------------------
                                                    John P. O'Mahoney
                                                    Chairman and Chief
                                                      Executive Officer


November 12, 1997                                   /s/ Mark W. Joslin
-----------------                                   --------------------------
                                                    Mark W. Joslin
                                                    Chief Financial Officer
                                                      and Treasurer



