Form 10-K
period 1997-12-31
LAWTER INTERNATIONAL INC
filed 1998-03-27
CIK 58091

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
FOR THE TRANSITION PERIOD FROM _______________________ TO ______________________

COMMISSION FILE NUMBER 1-7558

                           LAWTER INTERNATIONAL, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                   36-1370818
     (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

     ONE TERRA WAY, 8601 95TH STREET,
            KENOSHA, WISCONSIN                                53142
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (414) 947-7300

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                 NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS             WHICH REGISTERED
-----------------------------  -----------------------------

   COMMON STOCK, $1.00 PAR        NEW YORK STOCK EXCHANGE
       VALUE PER SHARE

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

    AS OF FEBRUARY 13, 1998, 45,533,335 COMMON SHARES WERE OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE COMMON SHARES (BASED UPON THE FEBRUARY 13, 1998 CLOSING PRICE OF THESE SHARES ON THE NEW YORK STOCK EXCHANGE) OF LAWTER INTERNATIONAL, INC. HELD BY NON-AFFILIATES WAS APPROXIMATELY $326 MILLION.

                      DOCUMENTS INCORPORATED BY REFERENCE

ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1997--PARTS I AND II.

PROXY STATEMENT TO STOCKHOLDERS FOR THE 1998 ANNUAL MEETING--PART III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

FORM 10-K
 ITEM NO.                                           NAME OF ITEM                                             PAGE
----------  --------------------------------------------------------------------------------------------     -----

Part I

Item 1.     Business....................................................................................           2

Item 2.     Properties..................................................................................           4

Item 3.     Legal Proceedings...........................................................................           5

Item 4.     Submission of Matters to a Vote of Security Holders.........................................           5

Item 4A.    Executive Officers of the Registrant........................................................           5

Part II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters...................           5

Item 6.     Selected Financial Data.....................................................................           5

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......           8

Item 8.     Financial Statements and Supplementary Data.................................................          11

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........          11

Part III

Item 10.    Directors and Executive Officers of the Registrant..........................................          11

Item 11.    Executive Compensation......................................................................          12

Item 12.    Security Ownership of Certain Beneficial Owners and Management..............................          12

Item 13.    Certain Relationships and Related Transactions..............................................          12

Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................          12

Report of Independent Public Accountants on Schedule and Consent of
  Independent Public Accountants........................................................................          26

Signatures..............................................................................................          28

                                     PART I

ITEM 1. BUSINESS.

    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS--

  INDUSTRY SEGMENTS.

    The Company is engaged predominantly in a single industry, specialty polymers.

    NARRATIVE DESCRIPTION OF BUSINESS--

  PRINCIPAL PRODUCTS.

    Reference is made to the information set forth under the caption "About Lawter International, Inc." on the inside front cover of the Company's 1997 Annual Report to Stockholders (hereby incorporated by reference) for this information.

    Information with respect to sales by product group is as follows:

(PERCENT OF NET SALES)                                                      1997       1996       1995
                                                                          ---------  ---------  ---------
Printing Ink Vehicles and Slip Additives................................       44.2       43.3       44.7
Synthetic and Hydrocarbon Resins........................................       53.0       52.2       50.2
Other...................................................................        2.8        4.5        5.1

    No material part of the business of the Company is dependent upon a single product for any customer or a small group of customers.

    The Company manufactures its products in four plants in the United States and in six plants in foreign countries (Belgium, China, England, Germany, Ireland and Singapore). Products are sold primarily by Company employed salesmen.

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

  CUSTOMERS.

    The Company sells the majority of its products to both large and small ink companies. Lawter is a major supplier of printing ink vehicles and resins for printing inks and, therefore, sells substantial quantities to the larger ink companies around the world. The Company believes the five largest ink companies are, in alphabetical order, Coates/Lorilleux, Dianippon Ink and Chemicals, Flint Ink, Sakata and Toyo. Lawter sells a variety of specialized products to each of their numerous companies, subsidiaries or branches in various countries, where the purchasing decisions normally are made. Dianippon Ink and

Chemicals is Lawter's largest multilocation customer with twenty-two percent of consolidated net sales for the most recently completed fiscal year.

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

  RESEARCH.

    During the fiscal years ended December 31, 1997, 1996 and 1995, the Company spent approximately $5,342,000, $5,049,000 and $5,320,000, respectively, on research activities relating to the development of new products and the improvement of existing products.

  ENVIRONMENTAL MATTERS.

    Environmental laws regulate the discharge of materials into the environment and may require the Company to remove or minimize the environmental effects of the disposal of waste. Environmental expenditures are expensed or capitalized depending upon their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Expenditures for environmental matters during the fiscal years ended December 31, 1997, 1996 and 1995 were not material to the consolidated financial statements of the Company.

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

    The Company believes that compliance with the Federal, state and local environmental laws has had no material effect upon the capital expenditures or competitive position of the Company. Environmental capital expenditures in 1998 are not anticipated to be material. The Company does not believe, based on information available at this time, that the level of future expenditures for environmental matters will have a material effect on its consolidated financial position.

  EMPLOYEES.

    At December 31, 1997, the Company had 549 employees.

    FOREIGN SALES--

    Reference is made to Note 9 in the Consolidated Financial Statements which are included in this Form 10-K Annual Report as indicated in Item 14.

ITEM 2. PROPERTIES.

    Information with respect to the principal properties, all of which are of masonry and metal clad construction, in which the Company's operations are conducted is as follows:

                                         APPROXIMATE
                                          FLOOR AREA
                                           (SQUARE                   PRINCIPAL PRODUCTS                 OWNED OR
               LOCATION                     FEET)                       OR ACTIVITIES                    LEASED
---------------------------------------  ------------  -----------------------------------------------  ---------
Pleasant Prairie, Wisconsin                  250,000   Corporate headquarters                             Owned
                                                       Printing ink vehicles and slip additives
                                                       Synthetic and hydrocarbon resins
                                                       Research facilities
                                                       Warehouse
Moundville, Alabama                          250,000   Synthetic and hydrocarbon resins                    (1)
                                                       Warehouse
La Vergne, Tennessee                          27,000   Printing ink vehicles                              Owned
                                                       Warehouse
Newark, New Jersey                            50,000   Slip additives                                    Leased
                                                       Warehouse
Bell, California                              15,000   Warehouse                                         Leased
Kallo, Belgium                               230,000   Printing ink vehicles and slip additives           Owned
                                                       Synthetic and hydrocarbon resins
                                                       Research facilities
                                                       Warehouse
Rexdale, Ontario, Canada                      66,000   Warehouse                                          Owned
Tanggu, Peoples Republic of China             40,000   Printing ink vehicles                              Owned
                                                       Synthetic resins
                                                       Warehouse
Koge, Denmark                                 14,000   Warehouse                                          Owned
Bicester, Oxon, England                       38,000   Printing ink vehicles                              Owned
                                                       Warehouse
Frechen, Germany                              17,000   Printing ink vehicles                             Leased
                                                       Warehouse
Waterford, Ireland                            97,000   Synthetic resins                                   Owned
Jurong Town, Singapore                        10,000   Printing ink vehicles                              Owned
                                                       Warehouse

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

    The Company believes that it is the subject of a federal grand jury investigation in Mobile, Alabama into the classification for tariff purposes of certain products imported by the Company. The grand jury has subpoenaed Company records. One current Company employee and one former Company employee have appeared before the grand jury. The Company is cooperating with the investigation. The Company believes that its classification of such products was proper, and has presented its position to the U.S. Attorney's office in Mobile, Alabama.

    Reference is made to Note 8 in the Consolidated Financial Statements which are included in this Form 10-K Annual Report as indicated in Item 14 for additional information.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders in the fourth quarter of the year ended December 31, 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information with respect to the executive officers of the Company, all of whose terms will expire at the annual meeting of the Board of Directors in April 1998, is as follows:

                                                                                                          YEAR
NAME                                                    POSITION                                AGE      ELECTED
---------------------------  --------------------------------------------------------------     ---     ---------
John P. O'Mahoney..........  Chairman of the Board and Chief Executive Officer                      41       1996
John P. Jilek..............  President and Chief Operating Officer                                  46       1996
Mark W. Joslin.............  Chief Financial Officer, Treasurer and Secretary                       38       1996
Ludwig P. Horn.............  Vice President                                                         68       1980

    Mr. O'Mahoney served as Vice President, 1993-1995 and as European General Manager, 1990-1993 of the Company. Mr. Jilek served as Vice President of the Company, 1989-1995. Mr. Joslin served as the Corporate Controller for ANGUS Chemical Company, 1991-1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

    Reference is made to the information listed under "Common Stock Prices" and "Dividends Per Common Share" on the inside back cover of the Company's 1997 Annual Report to Stockholders (hereby incorporated by reference) for this information.

ITEM 6. SELECTED FINANCIAL DATA.

    Information with respect to selected financial data is as follows. This information should be read in conjunction with the Consolidated Financial Statements which are included in this Form 10-K Annual Report as indicated in
Item 14.

TEN YEAR FINANCIAL SUMMARY
(IN THOUSANDS, EXCEPT PER SHARE FIGURES)

                                                                      YEARS ENDED DECEMBER 31
                                                     ----------------------------------------------------------
                                                      1997(1)     1996(1)     1995(1)       1994        1993
                                                     ----------  ----------  ----------  ----------  ----------
Net Sales..........................................  $  206,539  $  193,814  $  204,835  $  191,056  $  172,249
                                                     ----------  ----------  ----------  ----------  ----------
Gross Profit.......................................      63,100      60,433      45,801(7)     59,294     46,628
Selling, Administrative, Research and Distribution
  Expenses.........................................      27,283      24,793      28,762(7)     24,102     21,495
Subsidiary Closure Costs...........................       9,535(5)         --         --         --          --
                                                     ----------  ----------  ----------  ----------  ----------
Operating Income...................................      26,282      35,640      17,039      35,192      25,133
Net Investment Income..............................       2,333       4,914       6,170       4,470       4,318
Sale of Affiliate..................................      32,030(6)         --         --         --          --
                                                     ----------  ----------  ----------  ----------  ----------
Earnings Before Income Taxes and Cumulative Effect
  of Accounting Change.............................      60,645      40,554      23,209      39,662      29,451
Provision for Income Taxes.........................      23,319      11,779       6,931      10,257      28,449(4)
                                                     ----------  ----------  ----------  ----------  ----------
Earnings Before Cumulative Effect of Accounting
  Change...........................................      37,326      28,775      16,278      29,405       1,002
Cumulative Effect of Change in Accounting for
  Income Taxes.....................................          --          --          --          --       4,025(3)
                                                     ----------  ----------  ----------  ----------  ----------
Net Earnings.......................................  $   37,326  $   28,775  $   16,278  $   29,405  $    5,027
                                                     ----------  ----------  ----------  ----------  ----------
                                                     ----------  ----------  ----------  ----------  ----------
Depreciation and Amortization......................  $    5,832  $    5,499  $    5,447  $    4,344  $    4,291
Cash Provided by Operating Activities..............      10,792      25,253      13,766      23,047      23,811
Cash Dividends.....................................      18,173      18,077      17,989      17,951      17,909
Capital Expenditures, net..........................      10,485      25,925      21,928      10,613      12,940
Gross Property, Plant and Equipment................     127,451     141,346     126,406     102,788      87,856
Net Working Capital................................     117,961      74,410      71,722      88,993      87,523
Total Assets.......................................     276,184     293,123     261,474     231,827     209,477
Long-term Obligations..............................      29,050      29,050       4,100       4,152       4,206
Stockholders' Equity...............................     161,357     145,615     133,189     131,185     114,025
Average Shares Outstanding(2)......................      45,431      45,175      45,018      44,874      44,772
Earnings per Share(2):
Earnings Before Cumulative Effect of Accounting
  Change...........................................  $      .82  $      .64  $      .36  $      .66  $      .02
Cumulative Effect of Change in Accounting for
  Income Taxes.....................................          --          --          --          --         .09(3)
                                                     ----------  ----------  ----------  ----------  ----------
Net Earnings.......................................  $      .82  $      .64  $      .36  $      .66  $      .11
                                                     ----------  ----------  ----------  ----------  ----------
                                                     ----------  ----------  ----------  ----------  ----------
Cash Dividends per Share(2)........................         .40         .40         .40         .40         .40
Stockholders' Equity per Share(2)..................        3.55        3.22        2.96        2.92        2.55
Cash Dividends to Net Earnings.....................        48.7%       62.8%      110.5%       61.0%      356.3%
Net Earnings to Average Equity.....................        24.3%       20.6%       12.3%       24.0%        4.1%

------------

(1) See Management's Discussion and Analysis for analysis of changes between years.

(2) Average shares outstanding and per share amounts are adjusted to reflect the four-for-three stock splits in 1991 and 1990.

(3) Represents cumulative effect on prior years' earnings of adopting SFAS No. 109 which was adopted January 1, 1993.

(4) Includes additional tax provision of $21.6 million for future repatriation of foreign earnings.

(5) Represents costs associated with the closure of several subsidiaries. The after tax effect of these costs was $.20 per share.

(6) Represents the gain on the sale of the Company's 28% share of Hach Company common stock. This resulted in an after tax gain of $.43 per share.

(7) The 1995 Gross Margin was reduced by $10,562,000 for restructuring and other charges. The 1995 Selling, Administrative, Research and Distribution Expenses includes $2,791,000 in restructuring charges. The after tax effect of these charges was $.24 per share.

TEN YEAR FINANCIAL SUMMARY
(IN THOUSANDS, EXCEPT PER SHARE FIGURES)

                                                                      YEARS ENDED DECEMBER 31
                                                     ----------------------------------------------------------
                                                        1992        1991        1990        1989        1988
                                                     ----------  ----------  ----------  ----------  ----------
Net Sales..........................................  $  167,568  $  152,893  $  150,005  $  136,006  $  125,818
                                                     ----------  ----------  ----------  ----------  ----------
Gross Profit.......................................      53,933      50,543      48,397      40,576      40,633
Selling, Administrative, Research and Distribution
  Expenses.........................................      22,641      20,401      20,717      18,074      16,435
Subsidiary Closure Costs...........................          --          --          --          --          --
                                                     ----------  ----------  ----------  ----------  ----------
Operating Income...................................      31,292      30,142      27,680      22,502      24,198
Investment Income..................................       5,271       6,221       4,963       3,929       3,173
Sale of Affiliate..................................          --          --          --          --          --
                                                     ----------  ----------  ----------  ----------  ----------
Earnings Before Income Taxes and Cumulative Effect
  of Accounting Change.............................      36,563      36,363      32,643      26,431      27,371
Provision for Income Taxes.........................       9,548       9,893       9,223       6,963       6,520
                                                     ----------  ----------  ----------  ----------  ----------
Earnings Before Cumulative Effect of Accounting
  Change...........................................      27,015      26,470      23,420      19,468      20,851
Cumulative Effect of Change in Accounting for
  Income Taxes.....................................          --          --          --          --          --
                                                     ----------  ----------  ----------  ----------  ----------
Net Earnings.......................................  $   27,015  $   26,470  $   23,420  $   19,468  $   20,851
                                                     ----------  ----------  ----------  ----------  ----------
                                                     ----------  ----------  ----------  ----------  ----------
Depreciation and Amortization......................  $    4,179  $    3,900  $    3,521  $    3,550  $    3,410
Cash Provided by Operating Activities..............      34,440      23,192      34,240      20,388      15,796
Cash Dividends.....................................      17,556      14,947      12,582      12,561      12,403
Capital Expenditures, net..........................       7,548       8,902       6,198       3,073       4,524
Gross Property, Plant and Equipment................      78,491      74,022      66,271      57,421      54,282
Net Working Capital................................      96,082      87,075      82,560      70,200      62,807
Total Assets.......................................     187,334     178,218     153,500     133,988     125,210
Long-term Obligations..............................       4,858       5,238       5,137       5,083       4,810
Stockholders' Equity...............................     129,659     117,315     105,090      87,752      79,521
Average Shares Outstanding(2)......................      43,913      43,318      43,011      42,940      42,267
Earnings per Share(2):
Earnings Before Cumulative Effect of Accounting
  Change...........................................  $      .62  $      .61  $      .54  $      .45  $      .49
Cumulative Effect of Change in Accounting for
  Income Taxes.....................................          --          --          --          --          --
                                                     ----------  ----------  ----------  ----------  ----------
Net Earnings.......................................  $      .62  $      .61  $      .54  $      .45  $      .49
                                                     ----------  ----------  ----------  ----------  ----------
                                                     ----------  ----------  ----------  ----------  ----------
Cash Dividends per Share(2)........................         .40         .35         .29         .29         .29
Stockholders' Equity per Share(2)..................        2.95        2.71        2.44        2.04        1.88
Cash Dividends to Net Earnings.....................        65.0%       56.5%       53.7%       64.5%       59.5%
Net Earnings to Average Equity.....................        21.9%       23.8%       24.3%       23.3%       28.0%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
LIQUIDITY AND CAPITAL RESOURCES

    Lawter's cash and equivalents, net of short-term borrowings, increased $43,900,000 from $16,000,000 at December 31, 1996 to $59,900,000 at December 31,
1997. This is primarily the result of the sale, on July 8, 1997, of the Company's investment in Hach Company for $60,000,000. The after tax cash proceeds were approximately $42,100,000 which will be used to further the Company's long term plans. In the short term, a portion of the funds was used to pay off short term debt while the remainder was invested in short term time deposits. The Company generally relies upon internally generated funds from operations to satisfy working capital requirements and to fund capital expenditures. However, in certain circumstances, the Company finds it is more advantageous to borrow funds to satisfy these requirements. On March 19, 1998, the Company entered into an agreement to repurchase 11,503,130 shares of Lawter International, Inc.'s common stock held by the estate of Daniel J. Terra, at a price of $11.375 per share. The agreement calls for the closing of this transaction April 17, 1998. The repurchase will be financed by a combination of debt and cash on hand.

    In 1997, the majority of Lawter's capital expansion program was financed with internally generated funds. In 1996 and 1995, the Company used external financing in connection with the new manufacturing facility in Belgium. The revised capital expenditures budget for 1997 was $9,400,000. Actual expenditures were 11% higher than budgeted due primarily to equipment additions and improvements which were not included in the budget. Lawter's capital expenditures for 1998 are estimated at $9,000,000. These expenditures include funds for the startup of a joint venture in China as well as additions to and maintenance of existing facilities elsewhere. The Company currently anticipates using internally generated funds for the majority of these capital expenditures.

RESULTS OF OPERATIONS

    1997 VERSUS 1996

    NET SALES. The Company's consolidated net sales increased 7% when compared to 1996. Included in 1997 are $20,900,000 in sales of products, mostly in Europe, relating to the Wolstenholme and Hercules acquisitions, which were acquired in the fourth quarter of 1996. Excluding the Wolstenholme and Hercules products from both years, consolidated net sales decreased 3% as a result of the impact of a stronger U.S. dollar versus most European currencies and lower average selling prices caused by a change in product mix, partially offset by increased volume in all geographic areas.

    By region, net sales increased 12% in Europe, 24% in the Pacific Rim and less than 1% in North America when compared to 1996. In addition to the impact of Wolstenholme and Hercules sales, higher sales volumes in Europe were partially offset by the stronger U.S dollar versus European currencies. The increase in the Pacific Rim was the result of increased customer and product base.

    GROSS PROFIT. Gross profit as a percent of sales was 30.6% and 31.2% for 1997 and 1996, respectively. The gross profit in 1997 and 1996 included the impact of the accounting for business interruption insurance claims (see "Insurance" below). Excluding the effect of the business interruption insurance claims, the gross margin increased from 28.2% in 1996 to 29.3% in 1997 as the result of lower raw material costs in North America, decreased operating costs as a result of the restructuring plan described in "Restructuring Charges" below and the startup costs of the new polymer facility in Belgium included in 1996.

    SELLING, ADMINISTRATIVE, RESEARCH AND DISTRIBUTION EXPENSES. Selling, administrative, research and distribution expenses increased from $24,793,000 in 1996 to $27,283,000 in 1997. The higher expenses in 1997 were due principally to increased sales volume, higher distribution costs caused by the shutdown of various manufacturing facilities and increased commission and royalty payments as the result of acquisitions.

    SUBSIDIARY CLOSURE COSTS. The subsidiary closure costs represent $4,236,000 for the write off of goodwill related to the Company's Italian subsidiary along with $3,299,000 for the write off of accumulated foreign currency translation losses and $2,000,000 for other costs related to other subsidiaries that have been or are in the process of being closed. The after tax effect of these costs was $.20 per share.

    INVESTMENT INCOME. Investment income decreased in 1997 when compared to 1996 as a result of the Company's July 1997 sale of its equity investment in Hach Company and the liquidation of its stock portfolio in 1996 which had resulted in appreciation gains in 1996.

    SALE OF AFFILIATE. During the third quarter of 1997, the Company sold its 28% share of Hach Company common stock for $59,987,000. This resulted in an after tax gain of $19,570,000 or $.43 per share.

    INCOME TAXES. The effective tax rates for 1997 and 1996 were 38.5% and 29.0%, respectively. The higher effective tax rate in 1997 was the result of a 38.9% effective tax rate on the sale of the Hach Company stock along with a minimal tax benefit from the subsidiary closure costs. Excluding these items, the effective tax rate in 1997 would have been 29.1%.

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

    By region, net sales decreased 3% in North America, 10% in Europe and increased 5% in the Pacific Rim when compared to 1995. In addition to paper prices, European sales were also impacted by a downturn in major European economies; a stronger U.S. dollar versus most European currencies; more intensive competition; a disruption in supply caused by an extended shutdown of the Company's production facility in Ireland during the year; and by the Company's decision not to renew participation in certain low margin business.

    GROSS PROFIT. Gross profit as a percent of sales was 31.2% and 22.4% for 1996 and 1995, respectively. Excluding the charges listed below, the gross profit for 1995 would have been 27.5%. The higher gross profit in 1996 when compared to 1995 excluding the charges listed below was the result of the accounting for business interruption insurance claims (see "Insurance" below), a favorable LIFO inventory adjustment, decreased operating costs as a result of the restructuring plan described in "Restructuring Charges" below and lower raw material costs in North America, partially offset by the startup costs of the new polymer facility in Belgium. The 1995 gross margin was decreased by $5,658,000 for restructuring charges (see "Restructuring Charges" below) and $4,904,000 for other charges. Other charges include: 1) Write down of inventory to net realizable value - $1,215,000. This charge was the result of a review made during the fourth quarter of 1995 which disclosed that certain inventory would have to be reprocessed or sold at a price below the recorded book value;
2) Write off of the book value of a previously decommissioned manufacturing facility - $1,235,000. During the fourth quarter of 1995, the Company determined it may not be able to sell this property and therefore its book value was written off; 3) Disputed charges on a raw material - $1,100,000. This represents disputed charges on a specific raw material which the Company determined, in the fourth quarter of 1995, it may be responsible for; 4) Disputed utility charges - $900,000. This was due to a dispute of utility charges at one location; 5) Other smaller items - $454,000.

    SELLING, ADMINISTRATIVE, RESEARCH AND DISTRIBUTION EXPENSES. Selling, administrative, research and distribution expenses decreased from $28,556,000 in 1995 to $24,793,000 in 1996. The 1995 selling, administrative, research and distribution expenses included restructuring costs (see "Restructuring Charges" below) of $2,791,000. Excluding these charges, selling, administrative, research and distribution expenses decreased by $972,000 as a result of the implementation of the restructuring plan in 1996, lower 1996 sales and a favorable foreign exchange impact.

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

    INCOME TAXES. The effective tax rates for 1996 and 1995 were 29.0% and 29.9%, respectively. The 1995 tax rate included the effect of the restructuring charges discussed below. Without this charge, the 1995 effective tax rate would have been 26.1%. The higher 1996 rate compared to the 1995 rate, excluding these charges, was due to a shift in earnings from lower to higher taxed entities.

OTHER MATTERS

    RESTRUCTURING CHARGES. In the fourth quarter of 1995, a new management team was formed. The new management, taking into account a change in market conditions, developed a new corporate strategy. Part of the decision making process included an evaluation of the feasibility of continuing to utilize older manufacturing facilities. With the anticipated completion of construction of the new ink vehicle and resin facility in Belgium combined with the new ink vehicle and resin facility in the U. S., the Company decided to implement a restructuring plan. This plan included the decommissioning of older ink vehicle and resin plants. This resulted in a pretax charge in the fourth quarter of 1995 of $8,449,000, of which $2,791,000 was charged to selling, administrative, research and distribution expenses for personnel redundancy and $5,658,000 was charged to Cost of Products Sold for site decommissioning. These restructuring activities commenced in the fourth quarter of 1995 and have been substantially completed as of the end of 1997.

    The personnel redundancy costs relate to cash outlays for benefits to be paid to the manufacturing and office employees at the older plants in Europe and North America. Approximately 100 positions were eliminated as a result of the restructuring plan. As of December 31, 1997, employee headcount was down to 549 employees from a high of 604 employees in 1995. Redundancy payments charged against the reserve through December 31, 1997 were $2,699,000 including $421,000 utilized in 1997. The balance of the reserve will be utilized for several remaining employees at one of the European locations.

    The site decommissioning costs represent demolition, cleanup, relocation and asset write down costs along with costs incurred during the wind down period for older facilities, mainly in Europe and North America. Included in the $5,658,000, is $4,461,000 for non-cash items which relate to the write down of the net book value of the assets at these locations. As of December 31, 1997, five manufacturing facilities in North America and six manufacturing facilities in Europe were shut down and/or sold. The costs charged against the reserve related to these facilities were $5,194,000 comprised of $3,880,000 for the write down of net book value of the assets, $563,000 for cleanup costs, $880,000 for costs incurred during the wind down period of the European facilities, $110,000 for plant and equipment dismantling and $191,000 for relocation costs, partially offset by the proceeds of $430,000 from the sale of the assets of one of the North American facilities. The balance of the site decommissioning reserve will be used for the final dismantling and cleanup costs of one of the European facilities.

    INSURANCE. In April 1996, there was an explosion and fire at the Company's resin facility in Ireland. The facility was shut down for several months. The Company was adequately insured and, therefore, recorded business interruption insurance proceeds of $4,000,000 in 1996 and $2,622,000 in 1997 for lost sales and additional expenses incurred. This was recorded as a reduction to Cost of Products Sold. This facility is now fully operational.

    The Company also received proceeds of $1,864,000 in 1996 for the final settlement of claims arising from an explosion and fire at its U.S. resin facility in 1994. This was in addition to the $1,675,000 recorded in 1995 for these claims. These amounts were also recorded as a reduction to Cost of Products Sold.

    YEAR 2000. Modifications to significant portions of the Company's computer software will be required in order for it to function properly in the year 2000 and beyond. An initial assessment of the situation has been completed. Systems affected have been identified and alternatives have been considered. Conversion and testing of system applications is expected to be substantially completed by the end of 1998. The costs associated with the year 2000 compliance are expected to be approximately $200,000 and will be expensed as incurred. The Company is continuing to address the year 2000 impact with customers, suppliers and other constituents.

    EFFECTS OF INFLATION. The Company attempts to minimize the effects of inflation on sales and earnings by appropriately increasing selling prices and pursuing ongoing cost control programs and productivity improvements. The effects of inflation were minimized through increased manufacturing efficiencies and cost controls in 1997 and 1996. During 1995, there was a tightening of supply of some important raw materials and their prices increased. These increases had been difficult to fully pass on, in a timely fashion, to Lawter customers.

    LOOKING FORWARD. Lawter management believes that the Company's prospects for growth of future sales and earnings are promising. While our markets continue to be highly competitive, development of new markets, selective acquisitions, continued emphasis on research and development, improved raw material sourcing and cost effective utilization of our new production facilities, combined with the present program of streamlining operations, will position the Company for both medium and long-term gains in our strategic markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Financial statements and supplementary data are included in this Form 10-K Annual Report as indicated in Item 14.

                   OPERATING RESULTS BY QUARTERS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)

                                                                          NET EARNINGS/(LOSS)
                                                              GROSS     ------------------------
1996                                           NET SALES     PROFIT      AMOUNT      PER SHARE
---------------------------------------------  ----------  -----------  ---------  -------------
March 31.....................................  $   49,366   $  13,556   $   6,165    $     .14
June 30......................................      46,247      14,193       7,360          .16
September 30.................................      47,157      15,797       7,644          .17
December 31..................................      51,044      16,887       7,606          .17
                                               ----------  -----------  ---------          ---
                                               $  193,814   $  60,433   $  28,775    $     .64
                                               ----------  -----------  ---------          ---
                                               ----------  -----------  ---------          ---


1997
---------------------------------------------
March 31.....................................  $   50,140   $  15,616   $   5,938    $     .13
June 30......................................      50,657      16,034       7,566          .17
September 30.................................      50,411      16,014      17,099(1)         .37
December 31..................................      55,331      15,436       6,723          .15
                                               ----------  -----------  ---------          ---
                                               $  206,539   $  63,100   $  37,326    $     .82
                                               ----------  -----------  ---------          ---
                                               ----------  -----------  ---------          ---

------------

(1) Includes a one-time gain from the sale of the Hach Company stock net of a one-time charge for subsidiary closure charges. Excluding these items, the net income in the third quarter would have been $6,815,000 or $.15 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There have been no changes in or disagreements with independent auditors on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Reference is made to the Company's 1998 Proxy Statement under the heading "Election Of Directors" (hereby incorporated by reference) and Item 4A "Executive Officers of the Registrant" in Part I of this Form 10-K for this information.

ITEM 11. EXECUTIVE COMPENSATION.

    Reference is made to the Company's 1998 Proxy Statement under the heading "Executive Compensation" (hereby incorporated by reference) for this information.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Reference is made to the Company's 1998 Proxy Statement under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" (hereby incorporated by reference) for this information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Reference is made to the Company's 1998 Proxy Statement under the headings "Indebtedness of Management" and "Certain Relationships and Related Transactions" (hereby incorporated by reference) for this information.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)1. Consolidated Financial Statements--

                                                                                                     PAGE
                                                                                                    NUMBER
                                                                                                   ---------
Balance Sheets as of December 31, 1997 and 1996..................................................     14
Statements of Earnings for the years ended December 31, 1997, 1996 and 1995......................     15
Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995....................     16
Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995..........     17
Notes to the Consolidated Financial Statements for the years ended December 31, 1997, 1996 and
  1995...........................................................................................     18
Report of Independent Public Accountants.........................................................     26

(a)2. Financial Statement Schedules--

                                                                                                       PAGE NUMBER
                                                                                                      -------------
Report of Independent Public Accountants on Schedule................................................           26
      II.  Valuation and Qualifying Accounts........................................................           27

    All other schedules are not submitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

(a)3. Exhibits--

       (3)(a) Certificate of Incorporation, as amended through April 27, 1993 (incorporated by reference to Exhibit I of the Company's Quarterly Report on Form 10-Q for the
              quarter ended March 31, 1993) (File No. 1-7558).
          (b) Bylaws of the Company, as amended through November 9, 1995 (incorporated by reference to Exhibit (3)(b) of the Company's Annual Report on Form 10-K for the
              year ended December 31, 1995) (File No. 1-7558).
       (4)    Private Shelf Agreement between Lawter International, Inc. and The Prudential
              Insurance Company of America (incorporated by reference to Exhibit 99.2 of the
              Company's Form 8-K dated January 9, 1996) (File No. 1-7558).
      (10)(a) Lawter International, Inc. Growth Sharing Plan for Salaried and Office Clerical
              Hourly Employees, as amended through January 1, 1989 (incorporated by reference to Exhibit (10)(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 1989) (File No. 1-7558).*
          (b) 1983 Incentive Stock Option Plan (incorporated by reference to Exhibit 2 of
              Registration Statement No. 2-84421).*
          (c) 1992 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit
              (10)(d) of the Company's Annual Report on Form 10-K for the year ended December
              31, 1992) (File No. 1-7558).*
          (d) The 1994 Amendment to the 1992 Non-Qualified Stock Option Plan (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated April
              28, 1994) (File No. 1-7558).*
          (e) The 1995 Amendment to the 1992 Non-Qualified Stock Option Plan.*

          (f) The 1997 Amendment to the 1992 Non-Qualified Stock Option Plan.*
          (g) 1995 Non-Qualified Stock Option Plan for Non-Employee Directors (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated April
              24, 1995) (File No. 1-7558).*
          (h) The 1997 Amendment to the 1995 Non-Qualified Stock Option Plan for Non-Employee
              Directors.*
          (i) Employment Agreement, dated January 1, 1997, between the Company and Ludwig P.
              Horn.*
          (j) Employment Agreement, dated July 24, 1997, between the Company and John P.
              Jilek.*
          (k) Employment Agreement, dated October 24, 1996, between the Company and John P.
              O'Mahoney (incorporated by reference to Exhibit (10)(i) of the Company's Annual
              Report on Form 10-K for the year ended December 31, 1996) (File No. 1-7558).*
          (l) Employment Agreement, dated October 24, 1996, between the Company and Mark W.
              Joslin (incorporated by reference to Exhibit (10)(j) of the Company's Annual
              Report on Form 10-K for the year ended December 31, 1996) (File No. 1-7558).*
          (m) Consulting Agreement, effective January 1, 1996, between the Company and Richard
              D. Nordman (incorporated by reference to Exhibit (10)(j) of the Company's Annual
              Report on Form 10-K for the year ended December 31, 1995) (File No. 1-7558).*
      (13)    Those portions of the Lawter International, Inc. and Subsidiaries' 1997 Annual
              Report to Stockholders which are incorporated by reference in this Form 10-K
              Annual Report.
      (21)    Principal Subsidiaries of the Company.
      (23)    Consent of Independent Public Accountants (included in this Form 10-K on page
              26).
      (27)    Financial Data Schedule for the year ended December 31, 1997.

* These documents constitute all of the management contracts, compensatory plans or arrangements in which any director or executive officer participates.

(b) There were no reports on Form 8-K filed during the fourth quarter of 1997.

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

                           LAWTER INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share figures)

                                                                                                 DECEMBER 31
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
ASSETS
Current Assets:
Cash (Note 1).............................................................................  $    8,052  $    8,221
Time Deposits, Interest Bearing (Note 1)..................................................      74,819      46,710
Marketable Securities (Note 1)............................................................          --       2,400
Accounts Receivable--less allowance for doubtful accounts of $490 in 1997 and $743 in
  1996....................................................................................      44,170      47,671
Inventories (Note 1)......................................................................      43,090      49,611
Prepaid Expenses..........................................................................       1,051       1,974
                                                                                            ----------  ----------
Total Current Assets......................................................................  $  171,182  $  156,587
                                                                                            ----------  ----------
Property, Plant and Equipment (Notes 1 and 7):
Land......................................................................................  $    6,982  $    7,670
Buildings.................................................................................      34,476      40,022
Machinery and Equipment...................................................................      83,681      92,810
Construction in Progress..................................................................       2,312         844
                                                                                            ----------  ----------
                                                                                            $  127,451  $  141,346
Less Accumulated Depreciation.............................................................      38,803      49,229
                                                                                            ----------  ----------
Net Property, Plant and Equipment.........................................................  $   88,648  $   92,117
Equity Investment (Note 6)................................................................          --      24,833
Other Assets (Note 1).....................................................................      16,354      19,586
                                                                                            ----------  ----------
Total.....................................................................................  $  276,184  $  293,123
                                                                                            ----------  ----------
                                                                                            ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable..........................................................................  $   12,324  $   20,162
Accrued Expenses..........................................................................      13,805      21,682
Short-term Borrowings (Note 8)............................................................      22,993      38,962
Income Taxes Payable......................................................................       4,099       1,371
                                                                                            ----------  ----------
Total Current Liabilities.................................................................  $   53,221  $   82,177
                                                                                            ----------  ----------
Long-term Obligations (Note 7)............................................................      29,050      29,050
Deferred Income Taxes (Note 4)............................................................      32,556      36,281
                                                                                            ----------  ----------
Total Liabilities.........................................................................  $  114,827  $  147,508
                                                                                            ----------  ----------
Stockholders' Equity (Note 3):
Preferred Stock--no par value, authorized 500,000 shares; none issued.....................  $       --  $       --
Common Stock--$1.00 par value, authorized 120,000,000 shares; issued 45,533,335 shares....      45,533      45,349
Additional Paid-in Capital................................................................      16,747      14,711
Retained Earnings (Note 1)................................................................     109,070      89,917
Cumulative Translation Adjustments (Note 1)...............................................      (9,535)     (3,826)
Other.....................................................................................        (458)       (536)
                                                                                            ----------  ----------
Total Stockholders' Equity................................................................  $  161,357  $  145,615
                                                                                            ----------  ----------
Total.....................................................................................  $  276,184  $  293,123
                                                                                            ----------  ----------
                                                                                            ----------  ----------

The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

                           LAWTER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share figures)

                                                                                    YEARS ENDED DECEMBER 31
                                                                               ----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
Net Sales....................................................................  $  206,539  $  193,814  $  204,835
Cost of Products Sold........................................................     143,439     133,381     159,034
                                                                               ----------  ----------  ----------
Gross Profit.................................................................  $   63,100  $   60,433  $   45,801
Selling, Administrative, Research & Distribution Expenses....................      27,283      24,793      28,762
Subsidiary Closure Costs.....................................................       9,535          --          --
                                                                               ----------  ----------  ----------
Operating Income.............................................................  $   26,282  $   35,640  $   17,039
Investment Income............................................................       2,333       4,914       6,170
Sale of Affiliate............................................................      32,030          --          --
                                                                               ----------  ----------  ----------
Earnings Before Income Taxes.................................................  $   60,645  $   40,554  $   23,209
Provision for Income Taxes (Notes 1 and 4)...................................      23,319      11,779       6,931
                                                                               ----------  ----------  ----------
Net Earnings.................................................................  $   37,326  $   28,775  $   16,278
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net Earnings per Share (Note 1):.............................................  $      .82  $      .64  $      .36
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           LAWTER INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                    YEARS ENDED DECEMBER 31
                                                                               ----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Earnings.................................................................  $   37,326  $   28,775  $   16,278
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating
  Activities--
  Depreciation and Amortization..............................................       5,832       5,499       5,447
  Deferred Income Taxes......................................................      (3,474)        433         425
  Undistributed Equity Income................................................      (1,456)     (2,583)     (2,236)
  Deferred Exchange Gain (Loss)..............................................       2,984      (1,327)       (575)
  Purchase of Marketable Securities..........................................          --     (23,202)     (3,179)
  Proceeds from Sales of Marketable Securities...............................       2,502      27,828       3,173
  Net (Gain) Loss from Marketable Securities.................................          (2)       (605)     (2,002)
  Gain on Sale of Business...................................................        (738)         --          --
  Gain on Sale of Hach Company Common Stock..................................     (33,730)         --          --
  Write-off of Goodwill......................................................       4,236          --          --
(Increase) Decrease in Current Assets--
  Accounts Receivable........................................................         858      (4,983)      1,733
  Inventories................................................................       3,149          43     (11,484)
  Prepaid Expenses...........................................................         787         220         585
Increase (Decrease) in Current Liabilities--
  Accounts Payable...........................................................      (6,541)     (1,663)      3,266
  Accrued Expenses...........................................................      (3,651)       (367)      6,914
  Income Taxes Payable.......................................................       2,710      (2,815)     (4,579)
                                                                               ----------  ----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES....................................  $   10,792  $   25,253  $   13,766
                                                                               ----------  ----------  ----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Expenditures for Property, Plant and Equipment, net........................  $  (10,485) $  (25,925) $  (21,928)
  Purchase of Business, net of cash..........................................      (9,219)    (17,161)         --
  Proceeds from the Sale of Business.........................................       4,856          --          --
  Proceeds from Sale of Hach Company Common Stock............................      59,987          --          --
  Loans to Officers..........................................................         (24)       (478)       (200)
  Repayment of Officers' Loans...............................................          43          47         155
                                                                               ----------  ----------  ----------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES.........................  $   45,158  $  (43,517) $  (21,973)
                                                                               ----------  ----------  ----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Exercise of Stock Options..................................................  $    2,220  $    2,929  $    1,223
  Principal Payments on Long-term Obligations................................         (50)        (50)        (52)
  Proceeds from Long-term Borrowings.........................................          --      25,000          --
  Payment of Short-term Borrowings...........................................     (11,182)    (26,177)     (1,055)
  Proceeds from Short-term Borrowings........................................          --      26,013      22,468
  Cash Dividends Paid........................................................     (18,173)    (18,077)    (17,989)
                                                                               ----------  ----------  ----------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES.........................  $  (27,185) $    9,638  $    4,595
  Effect of Exchange Rate Changes on Cash....................................        (825)       (123)        505
                                                                               ----------  ----------  ----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS..................................  $   27,940  $   (8,749) $   (3,107)
  Cash and Equivalents, Beginning of Year....................................      54,931      63,680      66,787
                                                                               ----------  ----------  ----------
  Cash and Equivalents, End of Year..........................................  $   82,871  $   54,931  $   63,680
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           LAWTER INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (in thousands, except per share figures)

                                                            COMMON     ADDITIONAL               CUMULATIVE
                                                           STOCK $1      PAID-IN     RETAINED   TRANSLATION
                                                           PAR VALUE     CAPITAL     EARNINGS   ADJUSTMENTS    OTHER
                                                          -----------  -----------  ----------  -----------  ---------
Years Ended December 31, 1995, 1996 and 1997
Balance, January 1, 1995................................   $  44,924    $  10,347   $   80,929   $  (5,015)  $      --
Add (deduct):
  Net Earnings..........................................          --           --       16,278          --          --
  Cash Dividends Declared--$.40 per share...............          --           --      (17,989)         --          --
  Exercise of Stock Options.............................         142        1,517           --          --          --
  Loans to Officers (Note 3)............................          --           --           --          --         (45)
  Foreign Currency Translation Adjustments..............          --           --           --       2,101          --
                                                          -----------  -----------  ----------  -----------  ---------
Balance, December 31, 1995..............................   $  45,066    $  11,864   $   79,218   $  (2,914)  $     (45)
Add (deduct):
  Net Earnings..........................................          --           --       28,775          --          --
  Cash Dividends Declared--$.40 per share...............          --           --      (18,076)         --          --
  Exercise of Stock Options.............................         283        2,847           --          --          --
  Loans to Officers (Note 3)............................          --           --           --          --        (431)
  Unrealized Loss on Investments........................          --           --           --          --         (60)
  Foreign Currency Translation Adjustments..............          --           --           --        (912)         --
                                                          -----------  -----------  ----------  -----------  ---------
Balance, December 31, 1996..............................   $  45,349    $  14,711   $   89,917   $  (3,826)  $    (536)
Add (deduct):
  Net Earnings..........................................          --           --       37,326          --          --
  Cash Dividends Declared--$0.40 per share..............          --           --      (18,173)         --          --
  Exercise of Stock Options.............................         184        2,036           --          --          --
  Loans to Officers (Note 3)............................          --           --           --          --          18
  Unrealized Gain on Investments........................          --           --           --          --          60
  Foreign Currency Translation Adjustments..............          --           --           --      (5,709)         --
                                                          -----------  -----------  ----------  -----------  ---------
Balance, December 31, 1997..............................   $  45,533    $  16,747   $  109,070   $  (9,535)  $    (458)
                                                          -----------  -----------  ----------  -----------  ---------
                                                          -----------  -----------  ----------  -----------  ---------

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

  FOREIGN CURRENCY TRANSLATION

    All assets and liabilities of operations denominated in foreign currencies are translated at the rates of exchange in effect at the close of the year. Revenue and expense accounts are translated at the average exchange rates which were in effect during the year. Translation gains and losses are reported as a separate component of stockholders' equity and are not included in net earnings. Foreign currency transaction gains and losses continue to be an element in determining net earnings for the period. Foreign currency transaction gains (losses), included in selling, administrative, research and distribution expenses, were $(321,000) in 1997, $93,000 in 1996 and $169,000 in 1995.
Revenues and expenses are also affected by fluctuations of currency rates from year to year. The effect of these rate fluctuations in 1997 when compared to 1996 and 1996 when compared to 1995 resulted in an unfavorable impact on operating results in addition to the transaction gains or losses reflected in net earnings.

  CONSOLIDATED STATEMENT OF CASH FLOWS

    The Company considers time deposits, which are highly liquid with an original maturity of three months or less, to be cash equivalents for purposes of the consolidated statements of cash flows. The carrying amount of cash and time deposits approximates fair market value. The Company paid interest of $4,462,000 in 1997, $3,778,000 in 1996 and $2,154,000 in 1995.

  EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires companies to present basic earnings per share and diluted earnings per share, instead of primary earnings per share and fully diluted earnings per share that were previously required. The new standard is effective for all periods ending after December 15, 1997. The new standard has no impact on the Company's earnings per share.

    Earnings per share of common stock are computed on the weighted average shares outstanding during the respective years (45,431,000 in 1997, 45,175,000 shares in 1996 and 45,018,000 shares in 1995). Net earnings per share would not be materially different from reported earnings per share if all outstanding stock options were exercised.

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

  RESEARCH AND DEVELOPMENT

    Research and development costs ($5,342,000 in 1997, $5,049,000 in 1996 and $5,320,000 in 1995) are charged to expense as incurred.

  INCOME TAXES

    The Company provides U.S. income taxes on earnings of those foreign subsidiaries which are intended to be remitted to the parent company. Undistributed earnings reinvested indefinitely in foreign subsidiaries totaled $26,653,000 at December 31, 1997. Income taxes paid during 1997, 1996 and 1995 amounted to $23,295,000, $13,595,000 and $9,419,000, respectively.

  INVESTMENTS

    During 1997 and 1996, all of Lawter's marketable securities were classified as available-for-sale securities, which were reported at fair value. Unrealized gains and losses were charged or credited to Stockholders' Equity. In 1997 and 1996, proceeds from the sales of these securities were $2,502,000 and $7,333,000, respectively, the realized gain (loss) included in income was $2,000 and $(183,000), respectively and the unrealized gain (loss) charged to Stockholders' Equity (net of the tax effect) was $60,000 and $(60,000), respectively.

    At December 31, 1995, all of Lawter's marketable securities were classified as trading securities. Trading securities were reported at fair value, with changes in fair value included in earnings. The net unrealized holding gain
(loss) included in income was $(1,699,000) and $2,206,000 in 1996 and 1995, respectively.

    For the purpose of determining realized gains and losses, the cost of securities sold was based upon specific identification.

  INVENTORIES

    The majority of the Company's domestic inventories are valued at last-in, first-out (LIFO) cost which is not in excess of net realizable value. The Company's other inventories aggregating $28,375,000 and $30,608,000 at December 31, 1997 and 1996, respectively, are valued at the lower of first-in, first-out
(FIFO) cost or market. The finished goods inventories include the cost of raw materials and manufacturing labor and overhead. Inventories are summarized as follows:

(IN THOUSANDS)                                                              1997       1996
                                                                          ---------  ---------
Raw Materials...........................................................  $  21,132  $  24,094
Finished Goods..........................................................     21,958     25,517
                                                                          ---------  ---------
                                                                          $  43,090  $  49,611
                                                                          ---------  ---------
                                                                          ---------  ---------

    If the FIFO inventory valuation method had been used for all inventories, they would have been $4,259,000 and $4,839,000 higher than reported at December 31, 1997 and 1996, respectively.

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

  STATEMENT OF EARNINGS PRESENTATION

    Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2--RETIREMENT PLANS

    The Company had in 1997, 1996 and 1995 contributory profit sharing plans and a non-contributory money purchase pension plan. The majority of domestic and Canadian employees are covered by one of these plans.

    Company contributions to these plans charged to operations were $478,000 in 1997, $494,000 in 1996 and $530,000 in 1995 and are funded on a current basis. There is no past service liability under these plans. The Company has no material postretirement or postemployment benefit obligations.

NOTE 3--COMMON STOCK

    In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which permits either recording the estimated value of stock-based compensation over the applicable vesting period or continued application of APB Opinion No. 25 with disclosure on a pro forma basis of information for the unrecorded cost and related effect on earnings per share in the Notes to the Financial Statements. The Company applies the standard on a pro forma basis. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant dates for awards consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below.

(IN THOUSANDS)                                                   1997       1996       1995
                                                               ---------  ---------  ---------
Net earnings--as reported....................................  $  37,326  $  28,775  $  16,278
Net earnings--pro forma......................................     37,054     28,292     16,042
Earnings per share--as reported..............................  $     .82  $     .64  $     .36
Earnings per share--pro forma................................        .82        .63        .36

    The Company has two fixed stock option plans for officers, directors and other key employees. Options may be granted at prices not less than the fair market value at the date of grant. Options expire ten years from the date of grant and are exercisable one year after the date of grant.

    The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were made in estimating the fair value: dividend yield of 3.3%, 3.6% and 3.5% in 1997, 1996 and 1995, respectively; expected volatility of 22.0% in 1997 and 18.1% in both 1996 and 1995; risk-free interest rate of 5.8% in 1997 and 1996 and 6.4% in 1995; and expected lives of 5 years.

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

                                                                           NUMBER     WEIGHTED
                                                                             OF        AVERAGE
                                                                           SHARES       PRICE
                                                                         ----------  -----------
Outstanding January 1, 1995............................................   1,870,331   $   11.71
Granted................................................................     388,500       11.38
Exercised..............................................................    (142,657)       8.58
Forfeited or Expired...................................................     (95,861)      12.20
                                                                         ----------
Outstanding December 31, 1995..........................................   2,020,313       11.85
Granted................................................................     233,250       11.29
Exercised..............................................................    (282,149)      10.38
Forfeited or Expired...................................................    (160,864)      11.91
                                                                         ----------
Outstanding December 31, 1996..........................................   1,810,550       12.00
Granted................................................................     205,000       11.86
Exercised..............................................................    (184,800)      12.01
Forfeited or Expired...................................................     (63,375)      12.10
                                                                         ----------
Outstanding December 31, 1997..........................................   1,767,375       11.97
                                                                         ----------
                                                                         ----------
Exercisable December 31, 1995..........................................   1,631,813       11.96
Exercisable December 31, 1996..........................................   1,608,550       12.08
Exercisable December 31, 1997..........................................   1,568,500       11.71

                                            1997               1996               1995
                                      -----------------  -----------------  -----------------
Price range at end of year..........  $  10.75 to 14.38  $  11.00 to 14.38  $   9.29 to 14.38
Price range for exercised shares....  $  11.25 to 13.25  $   9.29 to 10.41  $   6.62 to 12.25
Options available for grant at end
  of year...........................            843,825            992,950          1,075,700
Weighted average remaining
  contractual life at the end of the
  year..............................            7 Years            8 Years            7 Years

NOTE 4--PROVISION FOR INCOME TAXES

    The Company uses the asset and liability method to account for income taxes.

    Pre-tax earnings were as follows:

(IN THOUSANDS)                                                   1997       1996       1995
                                                               ---------  ---------  ---------
United States................................................  $  56,758  $  25,483  $  13,393
Foreign......................................................      3,887     15,071      9,816
                                                               ---------  ---------  ---------
                                                               $  60,645  $  40,554  $  23,209
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The provisions (benefits) for income taxes were as follows:

(IN THOUSANDS)                                                   1997       1996       1995
                                                               ---------  ---------  ---------
Currently payable:
United States:
  Federal....................................................  $  19,871  $   8,667  $   4,082
  State......................................................      4,009      1,180      1,060
Foreign......................................................      1,650      1,481      1,353
                                                               ---------  ---------  ---------
Total Current................................................     25,530     11,328      6,495
                                                               ---------  ---------  ---------
Deferred (principally U.S.):
Excess of tax over book depreciation.........................      3,952      1,556        442
Undistributed earnings of the equity investment..............     (6,148)       904        782
Undistributed earnings of foreign subsidiaries...............         --     (2,560)    (1,485)
Other........................................................        (15)       551        697
                                                               ---------  ---------  ---------
Total Deferred...............................................     (2,211)       451        436
                                                               ---------  ---------  ---------
                                                               $  23,319  $  11,779  $   6,931
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Temporary differences that gave rise to the deferred tax liability at December 31, 1997 were as follows:

(IN THOUSANDS)
Undistributed earnings of foreign subsidiaries.....................................  $  25,971
Excess of tax over book depreciation...............................................      7,856
Other..............................................................................     (1,271)
                                                                                     ---------
                                                                                     $  32,556
                                                                                     ---------
                                                                                     ---------

    The Company's earnings from manufacturing operations in Waterford, Ireland were tax exempt until 1990 and will have a 10% tax rate through 2010.

    The total "Provision for Income Taxes" represents an effective tax rate of 38.5% for 1997, 29.0% for 1996 and 29.9% for 1995. The differences from the U.S. statutory rate for 1997, 1996 and 1995 were as follows:

(IN THOUSANDS)                                                   1997       1996       1995
                                                               ---------  ---------  ---------
Computed tax provision at 35%................................  $  21,226  $  14,194  $   8,123
Increase (decrease) in tax provision resulting from:
Waterford, Ireland operation.................................     (1,144)    (1,884)    (1,947)
Inclusion of state & local income taxes (net of Federal
  income taxes)..............................................      2,606        787        689
Goodwill write off...........................................      1,483         --         --
Foreign currency translation adjustment write off............      1,606         --         --
Other foreign operations.....................................     (1,033)      (710)     1,009
Other........................................................     (1,425)      (608)      (943)
                                                               ---------  ---------  ---------
Provision for Income Taxes...................................  $  23,319  $  11,779  $   6,931
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

NOTE 5--RESTRUCTURING CHARGES

    In the fourth quarter of 1995, a new management team was formed. The new management, taking into account a change in market conditions, developed a new corporate strategy. Part of the decision making process included an evaluation of the feasibility of continuing to utilize older manufacturing facilities. With the anticipated completion of construction of the new ink vehicle and resin facility in Belgium combined with the new ink vehicle and resin facility in the
U. S., the Company decided to implement a restructuring plan. This plan included the decommissioning of older ink vehicle and resin plants. This resulted in a pretax charge in the fourth quarter of 1995 of $8,449,000, of which $2,791,000 was charged to selling, administrative, research and distribution expenses for personnel redundancy and $5,658,000 was charged to Cost of Products Sold for site decommissioning. These restructuring activities commenced in the fourth quarter of 1995 and have been substantially completed as of the end of 1997.

    The personnel redundancy costs relate to cash outlays for benefits to be paid to the manufacturing and office employees at the older plants in Europe and North America. Approximately 100 positions were eliminated as a result of the restructuring plan. As of December 31, 1997, employee headcount was down to 549 employees from a high of 604 employees in 1995. Redundancy payments charged against the reserve through December 31, 1997 were $2,699,000 including $421,000 utilized in 1997. The balance of the reserve will be utilized for several remaining employees at one of the European locations.

    The site decommissioning costs represent demolition, cleanup, relocation and asset write down costs along with costs incurred during the wind down period for older facilities, mainly in Europe and North America. Included in the $5,658,000, is $4,461,000 for non-cash items which relate to the write down of the net book value of the assets at these locations. As of December 31, 1997, five manufacturing facilities in North America and six manufacturing facilities in Europe were shut down and/or sold. The costs charged against the reserve related to these facilities were $5,194,000 comprised of $3,880,000 for the write down of net book value of the assets, $563,000 for cleanup costs, $880,000 for costs incurred during the wind down period of the European facilities, $110,000 for plant and equipment dismantling and $191,000 for relocation costs, partially offset by the proceeds of $430,000 from the sale of the assets of one of the North American facilities. The balance of the site decommissioning reserve will be used for the final dismantling and cleanup costs of one of the European facilities.

NOTE 6--EQUITY INVESTMENTS

    At December 31, 1996, the Company owned 3,157,223 shares, representing approximately 28% of the outstanding shares, of the Common Stock of Hach Company
(Hach). During the third quarter of 1997, the Company sold its 28% share of Hach for $59,987,000. This resulted in an after tax gain of $19,570,000 or $.43 per share. The investment in Hach was accounted for under the equity method.

    Hach is a leading international manufacturer of instruments and test kits that analyze the chemical content and other properties of water and other aqueous solutions. In addition, Hach sells analytical reagents which are used in connection with the instruments and test kits.

NOTE 7--LONG-TERM OBLIGATIONS

    Long-term obligations were as follows:

(IN THOUSANDS)                                                              1997       1996
                                                                          ---------  ---------
Series 1993-LI IDB Bond.................................................  $   4,000  $   4,000
Series 1978-A IDB Bond..................................................         50         50
                                                                          ---------  ---------
Net long-term bonds payable.............................................      4,050      4,050
Prudential Shelf Agreement..............................................     25,000     25,000
                                                                          ---------  ---------
Total long-term obligations.............................................  $  29,050  $  29,050
                                                                          ---------  ---------
                                                                          ---------  ---------

    In December of 1995, the Company entered into a private shelf agreement with Prudential Capital Group under which it may borrow up to $125,000,000. The shelf agreement provides for promissory notes to mature no more than 15 years after the original date of issuance, which was December 6, 1995. The interest is payable semi-annually at 6.33%. There are various covenants related to this agreement. At December 31, 1997, the Company was in compliance with these covenants.

    Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about the Fair Value of Financial Instruments." SFAS No. 107 requires disclosure of the fair value of significant financial instruments, including long-term obligations. At December 31, 1997 and 1996, the fair value of Lawter's long-term obligations was not materially different than cost.

    During 1993, the Industrial Development Board of the Town of Moundville
(IDB) issued a $4,000,000, 6.75% Industrial Revenue Bond, Series 1993-LI to the Company. Interest is payable semi-annually. Principal is due in six annual installments of various amounts beginning December 1, 2006 with the final payment due December 1, 2011. The Series 1978-A Industrial Revenue Bond was originally issued in 1978 by the IDB for $1,000,000. Interest is payable semi-annually at 7.25%. Remaining principal of $50,000 is payable on September 1, 2003.

    In connection with the issuance of these Industrial Revenue Bonds by the IDB, the Company entered into capital lease agreements with the IDB with future minimum lease payments sufficient to amortize the principal and interest on each series of the Industrial Revenue Bonds.

    Costs capitalized under these leases were $8,500,000 as of December 31, 1997 and 1996. The capitalized costs are being depreciated over the estimated useful lives of the individual assets.

    At December 31, 1997, the future lease payments under the capitalized leases relating to the Industrial Revenue Bonds were as follows:

(IN THOUSANDS)
1998...........................................................................    $     270
1999...........................................................................          270
2000...........................................................................          270
2001...........................................................................          270
2002...........................................................................          270
Later years....................................................................        5,859
                                                                                 -------------
Total minimum lease payments...................................................        7,209
Less interest..................................................................       (3,159)
                                                                                 -------------
Present value of minimum lease payments........................................    $   4,050
                                                                                 -------------
                                                                                 -------------

    Operating leases are not significant.

NOTE 8--COMMITMENTS AND CONTINGENCIES

    The Company has unsecured lines of credit for borrowings of $255,000,000 at December 31, 1997. During 1997, average borrowings were $32,318,000 against these lines of credit and the weighted average interest rate was 4.08%. In 1996, average borrowings were $36,370,000 and the weighted average interest rate was 4.48%. In 1995, average borrowings were $30,765,000 and the weighted average interest rate was 6.23%. There are no commitment fees or compensating balance requirements relating to these lines of credit.

    The Company from time to time is subject to claims brought on behalf of both private persons and governmental agencies. Management and the Company's general counsel are not aware of any claim where the disposition of such claim is expected to have a material adverse effect upon the Company's consolidated financial position.

NOTE 9--SEGMENT INFORMATION

    A dominant portion of Lawter's operations is in a single industry-specialty polymers. Within this industry, Lawter is principally engaged in the production and marketing of printing ink vehicles, synthetic and hydrocarbon resins, and slip additives.

    Lawter's total business is broken down into three geographical areas: North America, Europe and Pac Rim. Pac Rim includes the Company's operations in China, Japan, Singapore and Taiwan which, individually, are not considered to be significant as defined by SFAS No. 14. The Company sells the majority of its products to both large and small ink companies. Lawter is a major supplier of printing ink vehicles and resins for printing inks and, therefore, sells substantial quantities to larger ink companies around the world. One customer whose purchases are made for a wide variety of specialized products at multiple locations through numerous companies in various countries approximated twenty-two percent of sales in 1997, nineteen percent of sales in 1996, and eighteen percent of sales in 1995.

    Transfers between geographic areas are not material. Corporate earnings before tax is the net of the gain on the sale of the Hach Company common stock, investment income and corporate expenses. Identifiable assets are those assets used exclusively in the operations of each geographic area. Corporate assets are principally comprised of time deposits, marketable securities, the equity investment and other assets. The contribution of European operations to net earnings is greater than their contribution to earnings before tax principally due to the Waterford, Ireland operation discussed in Note 4.

    Information about the Company's operations for the years ended December 31, 1997, 1996 and 1995 is shown in the table below.

(IN THOUSANDS)                                                                    1997        1996        1995
                                                                               ----------  ----------  ----------
Net Sales:
North America................................................................  $  101,154  $  100,871  $  103,018
Europe.......................................................................      95,379      84,841      94,071
Pac Rim......................................................................      10,006       8,102       7,746
                                                                               ----------  ----------  ----------
Total........................................................................  $  206,539  $  193,814  $  204,835
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Earnings Before Tax:
North America................................................................  $   25,754  $   24,947  $   12,820
Europe.......................................................................       5,912      11,113       4,687
Pac Rim......................................................................       1,340       1,368       1,345
Corporate....................................................................      27,639       3,126       4,357
                                                                               ----------  ----------  ----------
Total........................................................................  $   60,645  $   40,554  $   23,209
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Identifiable Assets:
North America................................................................  $   69,339  $   72,418  $   77,548
Europe.......................................................................      98,842     116,320      83,812
Pac Rim......................................................................      10,915      10,062       8,719
Corporate....................................................................      97,088      94,323      91,395
                                                                               ----------  ----------  ----------
Total........................................................................  $  276,184  $  293,123  $  261,474
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

NOTE 10--SUBSEQUENT EVENT

    On March 19, 1998, the Company entered into an agreement to repurchase 11,503,130 shares of Lawter International, Inc.'s common stock held by the estate of Daniel J. Terra, at a price of $11.375 per share. The agreement calls for the closing of this transaction April 17, 1998. The repurchase will be financed by a combination of debt and cash on hand.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Lawter International, Inc.:

    We have audited the accompanying consolidated balance sheets of Lawter International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lawter International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

                                          /s/ Arthur Andersen LLP
                                          ARTHUR ANDERSEN LLP

Chicago, Illinois,
February 9, 1998
(Except with respect to the matter discussed in Note 10, as to which the date is March 19, 1998.)

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation by reference of our report dated February 9, 1998 (except with respect to the matter discussed in Note 10, as to which the date is March 19, 1998), included (or incorporated by reference) in this Annual Report of Lawter International, Inc. and Subsidiaries on Form 10-K for the year ended December 31, 1997, into the Company's previously filed Registration Statements on Forms S-3 (File No. 33-24165), S-8 (File No. 33-24859), S-8 (File No. 33-61506) and S-8 (File No.
2-84421).

                                          /s/ Arthur Andersen LLP
                                          ARTHUR ANDERSEN LLP

Chicago, Illinois,
March 24, 1998

                  LAWTER INTERNATIONAL, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (in thousands)

ALLOWANCES FOR DOUBTFUL ACCOUNTS                                                             1997       1996       1995
-----------------------------------------------------------------------------------------  ---------  ---------  ---------
Balance at beginning of year.............................................................  $     743  $     636  $     415
  Additions (credited)/charged to earnings...............................................       (102)       166        327
  Additions/(deductions) for accounts written off, net of recoveries.....................       (151)       (59)      (106)
                                                                                           ---------  ---------  ---------
Balance at end of year...................................................................  $     490  $     743  $     636
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------

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

Date: March 24, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ WILLIAM P. CLARK                           /s/ RICHARD D. NORDMAN
--------------------------------------------   --------------------------------------------
William P. Clark, March 24, 1998               Richard D. Nordman, March 24, 1998
Director                                       Director

/s/ ARTHUR A. HARTMAN                          /s/ JOHN P. O'MAHONEY
--------------------------------------------   --------------------------------------------
Arthur A. Hartman, March 24, 1998              John P. O'Mahoney, March 24, 1998
Director                                       Director

/s/ JOHN P. JILEK                              /s/ FRED G. STEINGRABER
--------------------------------------------   --------------------------------------------
John P. Jilek, March 24, 1998                  Fred G. Steingraber, March 24, 1998
Director                                       Director

/s/ LEONARD P. JUDY
--------------------------------------------
Leonard P. Judy, March 24, 1998
Director

                                                 Registrant's 1997 Annual Report
                                                 to Stockholders, some portions
                                                 of which have been incorporated
                                                 by reference in this Form 10-K,
                                                 has been sent to each
                                                 stockholder and was included
                                                 with this report to the
                                                 Securities and Exchange
                                                 Commission.