Form 10-Q
period 1998-03-31
LAWTER INTERNATIONAL INC
filed 1998-05-07
CIK 58091

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ________________

Commission File Number:  1-7558


                           LAWTER INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                       36-1370818
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)


                8601 95th Avenue; Kenosha, Wisconsin  53142
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

     Common stock $1.00 par value per share - 34,030,205 shares outstanding as of April 30, 1997.











                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Lawter International, Inc. and Subsidiaries as of March 31, 1998 and December 31, 1997 and the results of their operations for the three months ended March 31, 1998 and 1997, and the statements of cash flows for the three months ended March 31, 1998 and 1997, have been included. It should be noted that these interim statements are based on certain annual estimates such as the final level of LIFO inventories and the provision for income taxes. These and other similar items may be subject to year end adjustments. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                   Lawter International, Inc. and Subsidiaries
                        Condensed Statements of Earnings
                              (Shown in thousands)
                                                    Three Months Ended March 31
                                                    ---------------------------
                                                      1998               1997
                                                    --------           --------
Net Sales                                           $ 52,755           $ 50,140
Cost of Products Sold                                 36,935             34,524
                                                    --------           --------
    Gross Margin                                    $ 15,820           $ 15,616
Selling, Admin. Research and
  Distribution Expenses                                7,017              7,563
                                                    --------           --------
    Income from Operations                          $  8,803           $  8,053
Investment Income                                        327                754
                                                    --------           --------
    Earnings before Income Taxes                    $  9,130          $   8,807

Provision for Income Taxes                             2,739              2,869
                                                    --------           --------
    Net Earnings                                    $  6,391           $  5,938
                                                    ========           ========


Earnings per Share of Common Stock (Note 2)         $    .14           $    .13

Dividends per Share of Common Stock                 $    .10           $    .10

Weighted Average Shares Outstanding                   45,533             45,355



The accompanying notes to the condensed financial statements are an integral part of these statements.

                   Lawter International, Inc. and Subsidiaries
                            Condensed Balance Sheets
                              (Shown in thousands)

                                                   March 31          December 31
                                                   --------            --------
Assets                                               1998                1997
--------                                           --------            --------
Current Assets
      Cash                                         $ 11,371           $   8,052
      Time Deposits                                  65,657              74,819
      Accounts Receivable (net)                      42,645              44,170
      Inventories (Note 1)
             Raw Materials                           26,358              21,132
             Finished Goods                          22,472              21,958
      Prepaid Expenses                                2,232               1,051
                                                   --------            --------
                Total Current Assets               $170,735            $171,182
                                                   --------            --------
Property, Plant and Equipment                      $125,145            $127,451
      Less Accumulated Depreciation                 (39,063)            (38,803)
                                                   --------            --------
                Net Property                       $ 86,082            $ 88,648
                                                   --------            --------
Intangibles and Other Assets                       $ 18,639            $ 16,354
                                                   --------            --------
                Total Assets                       $275,456            $276,184
                                                   ========            ========
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
      Accounts Payable                             $ 11,358            $ 12,324
      Short-Term Borrowings                          23,518              22,993
      Accrued Expenses                               13,052              13,805
      Income Taxes Payable                            4,823               4,099
                                                   --------            --------
                Total Current Liabilities          $ 52,751            $ 53,221
                                                   --------            --------
Deferred Income Taxes                              $ 32,510            $ 32,556
                                                   --------            --------
Long-Term Obligations                              $ 29,050            $ 29,050
                                                   --------            --------
                Total Liabilities                  $114,311            $114,827
                                                   --------            --------
Stockholders' Equity
      Preferred Stock (None Issued)                $    ---            $    ---
      Common Stock                                   45,533              45,533
      Additional Paid-in Capital                     16,747              16,747
      Retained Earnings                             110,907             109,070
      Cumulative Translation Adjustments            (11,578)             (9,535)
      Other                                            (464)               (458)
                                                   --------            --------
                Net Stockholders' Equity           $161,145            $161,357
                                                   --------            --------
                Total Liabilities and Equity       $275,456            $276,184
                                                   ========            ========

The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

                   Lawter International, Inc. and Subsidiaries
                       Condensed Statements of Cash Flows
                              (Shown in thousands)

                                                    Three Months Ended March 31
                                                    ---------------------------
                                                      1998               1997
                                                    --------           --------
Cash Flow from Operating Activities:
    Net Earnings                                    $  6,391           $  5,938
Adjustments to Reconcile Net Earnings to
  Net Cash Provided by Operating Activities-
    Depreciation and Amortization                      1,482              1,358
    Undistributed Equity Income                          ---               (715)
    Deferred Exchange Gain (Loss)                        205               (178)
    Proceeds from Sales of Marketable Securities         ---                739
    Net (Gain) Loss from Marketable Securities           ---                 (1)
(Increase) Decrease in Current Assets-
    Accounts Receivable                                1,096             (2,837)
    Inventories                                       (6,029)            (1,660)
    Prepaid Expenses                                  (1,210)              (133)
Increase (Decrease) in Current Liabilities-
    Accounts Payable                                    (803)            (4,068)
    Accrued Expenses                                    (603)            (5,448)
    Income Taxes Payable                                 770              1,598
                                                    --------           --------
Net Cash Provided by (Used for) Operating
    Activities                                      $  1,299           $ (5,407)
                                                    --------           --------
Cash Flow from Investing Activities:
    Expenditures for Property, Plant
      & Equipment - Net                             $   (452)          $ (1,682)
    Purchase of Business - Net                        (3,200)               ---
    Loans to Officers                                     (6)                (6)
    Repayment of Officers' Loans                         ---                 43
                                                    --------           --------
Net Cash Used for Investing Activities              $ (3,658)          $ (1,645)
                                                    --------           --------
Cash Flow from Financing Activities:
    Exercise of Stock Options                       $    ---           $    121
    Proceeds from Short-Term Borrowings                1,197              9,610
    Cash Dividends Paid                               (4,553)            (4,535)
                                                    --------           --------
Net Cash Provided by (Used for) Financing
    Activities                                      $ (3,356)          $  5,196
                                                    --------           --------
Effect of Exchange Rate Changes on Cash             $   (128)          $   (434)
                                                    --------           --------
Increase (Decrease) in Cash and Equivalents         $ (5,843)          $ (2,290)
Cash and Equivalents, Beginning of Period             82,871             54,931
                                                    --------           --------
Cash and Equivalents, End of Period                 $ 77,028           $ 52,641
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

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that point, interim LIFO determinations, including that at March 31, 1998, must necessarily be based on management's estimates of expected year end inventory levels and costs. Such future estimates of inventory levels and prices are subject to many forces beyond the control of management.

Note 2.  Earnings per Share

Earnings per share of common stock are computed on the weighted average shares outstanding during the respective periods. Net earnings per share would not be materially different from reported earnings per share if all outstanding stock options were exercised.

Note 3.  New Accounting Prouncements

Effective January 1, 1998, Lawter adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and paid-in capital in the equity section of a statement of financial position. Unrealized translations adjustments is currently the only type of other comprehensive income that the Company has.

Lawter's comprehensive earnings were as follows:
(In $000's)                                    Three Months Ended March 31
                                               ---------------------------
                                                 1998               1997
                                               --------           --------
Net Earnings                                   $ 6,391            $ 5,938
Unrealized Translation Adjustments              (2,043)            (4,698)
                                               --------           --------
Total Comprehensive Income                     $ 4,348            $ 1,240
                                               ========           ========

The Company will also be adopting SFAS No. 131 "Segment Reporting" in 1998. Additional disclosure regarding segments will be required in annual financial statements. SFAS No. 131 does not impact the Company's interim reporting in 1998.

In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Start-up Pre-Operating and Organization Costs." This statement requires start-up costs to be expensed as incurred versus the current practice of capitalizing these costs. This statement will not have a material impact on the Company and will be adopted in 1999.

Note 4.  Subsequent Event

On March 19, 1998, Lawter entered into an agreement with the Estate of Daniel J. Terra for the repurchase by Lawter of the Estate's entire holdings of Lawter Common Stock. The 11,503,130 shares, representing approximately 25.4% of Lawter's outstanding Common Stock, were purchased for $11.375 per share, for a total purchase price of $130,848,000 on April 1, 1998. These shares were placed in Treasury Stock at cost.

This repurchase was financed through a $100,000,000 Shelf Agreement with Prudential Insurance Company of America at an interest rate of 6.91%, with the principal to be repaid in five annual installments of $20,000,000 each beginning April 1, 2006 and a final maturity date of April 1, 2010. The remaining amount of $30,848,000 was funded with cash on hand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Lawter's cash and equivalents, net of short-term borrowings, decreased $6,400,000 from $59,900,000 at December 31, 1997 to $53,500,000 at March 31,
1998. The decrease in cash was the result of the purchase of substantial amounts of a strategic raw material at favorable prices.

On April 1, 1998, Lawter repurchased approximately $25.4% of the Company's outstanding stock for a purchase price of approximately $131 million by utilizing $30 million in cash on hand and incurring a $100 million note payable to the Prudential Insurance Company of America. The note payble is due in five annual principal installments of $20 million beginning April 1, 2006. This changes the complexion of the Company to one that is more leveraged. Management believes that the Company's cash reserves will be adequate for working capital needs and future capital expenditures.

Capital expenditures in the near future will include equipment for a joint venture in China along with additions and improvements to existing facilities. The Company currently anticipates using internally generated funds for the majority of these capital expenditures.

Results of Operations

SALES. The Company's consolidated net sales increased 5% in the first quarter of 1998 when compared to the first quarter of 1997 due to an 11% increase in sales volume, partially offset by the impact of a stronger U.S. dollar versus European and Asian currencies while a change in mix caused average selling prices to be marginally lower.

GROSS MARGINS. Gross margins as a percent of net sales were 30.0% and 31.1% for the quarters ended March 31, 1998 and 1997, respectively. Included in the gross margin in 1997 was a $1,675,000 benefit for business interruption insurance proceeds for losses resulting from a shutdown of the Company's Irish facility in 1996. Excluding this benefit, the gross margin in 1998 increased compared to 1997 due to lower raw material costs and a change in the sales mix in Europe to more profitable products along with increased production volume in both the US and Europe which reduced the cost per pound produced.

SELLING, ADMINISTRATIVE, RESEARCH AND DISTRIBUTION EXPENSES. Selling, administrative, research and distribution expenses decreased from $7,563,000 in the quarter ended March 31, 1997 to $7,017,000 in the quarter ended March 31, 1998. This decrease was the result of lower foreign exchange transaction losses in 1998 and the consolidation of various facilities in Europe.

NET INVESTMENT INCOME. Net investment income in the quarter ended March 31, 1998 decreased from the quarter ended March 31, 1997 due primarily to the sale of the Company's equity investment in Hach Company common stock in July of 1997 resulting in the loss of the equity income in Hach.

INCOME TAXES. The effective tax rates were 30.0% and 32.6% for the three months ended March 31, 1998 and 1997, respectively. The tax provision was unusually high in the first quarter of 1997 due to losses at the Company's facility in England on which no tax benefit was provided.

Other Matters

SUBSEQUENT EVENT. On March 19, 1998, Lawter entered into an agreement with the Estate of Daniel J. Terra for the repurchase by Lawter of the Estate's entire holdings of Lawter Common Stock. The 11,503,130 shares, representing approximately 25.4% of Lawter's outstanding Common Stock, were purchased for $11.375 per share, for a total purchase price of $130,848,000 on April 1, 1998. These shares were placed in Treasury Stock at cost.

This repurchase was financed through a $100,000,000 Shelf Agreement with Prudential Insurance Company of America at an interest rate of 6.91%, with the principal to be repaid in five annual installments of $20,000,000 each beginning April 1, 2006 and a final maturity date of April 1, 2010. The remaining amount of $30,848,000 was funded with cash on hand.

YEAR 2000. Modifications to significant portions of the Company's computer software will be required in order for it to function properly in the year 2000 and beyond. An initial assessment of the situation has been completed. Systems affected have been identified and alternatives have been considered. Conversion and testing of system applications is under way and is expected to be substantially completed by the end of 1998. The costs associated with the year 2000 compliance are expected to be approximately $200,000 and will be expensed as incurred. The Company is continuing to address the year 2000 impact with customers, suppliers and other constituents.

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


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)(10.1) Purchase Agreement and Mutual Release dated as of March 19, 1998 by and among the Company, the Estate of Daniel J. Terra, the Terra Foundation For The Arts and James D. Terra (incorporated by reference to the Company's 8-K dated March 19, 1998)(File No. 1-7558).
   (10.2) First Modification of Private Shelf Agreement dated as December 6,
          1995, by and between Lawter International, Inc. and The Prudential Insurance Company of America (incorporated by reference to the Company's 8-K dated April 1, 1998)(File No. 1-7558).
   (27)   Financial Data Schedule.
                                      -7-



(b) On March 19, 1998, the Company filed a Form 8-K to report a news release which announced that Lawter entered into an agreement with the Estate of Daniel J. Terra for the repurchase by Lawter of the Estate's entire holdings of Lawter Common Stock. Also included as an exhibit to the Form 8-K was the Purchase Agreement and Mutual Release for the stock buyback.

          On April 1, 1998, the Company filed a Form 8-K to report the completion of the stock buyback.



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



May 7, 1998                                         /s/ John P. O'Mahoney
------------                                        --------------------------
                                                    John P. O'Mahoney
                                                    Vice Chairman and
                                                      Chief Executive Officer



May 7, 1998                                         /s/ Mark W. Joslin
------------                                        --------------------------
                                                    Mark W. Joslin
                                                    Chief Financial Officer
                                                      and Treasurer



















                                       -8-