Form 10-Q
period 1998-06-30
LAWTER INTERNATIONAL INC
filed 1998-08-13
CIK 58091

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

                                       or

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


                8601 95th Avenue; Pleasant Prairie, Wisconsin 53158
                    (Address of principal executive offices)


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

     Common stock $1.00 par value per share - 34,028,205 shares outstanding as of July 31, 1998.











                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Lawter International, Inc. and Subsidiaries as of June 30, 1998 and December 31, 1997 and the results of their operations for the three months and six months ended June 30, 1998 and 1997, and the statements of cash flows for the six months ended June 30, 1998 and 1997, have been included. It should be noted that these interim statements are based on certain annual estimates such as the final level of LIFO inventories and the provision for income taxes. These and other similar items may be subject to year end adjustments. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                   Lawter International, Inc. and Subsidiaries
                        Condensed Statements of Earnings
                              (Shown in thousands)

                                    Three Months Ended        Six Months Ended
                                          June 30                 June 30
                                    -------------------     -------------------
                                      1998       1997         1998        1997
                                    --------   --------     --------   --------
Net Sales                           $ 51,597   $ 50,657     $104,352   $100,797
Cost of Products Sold                 35,667     34,623       72,602     69,147
                                    --------   --------     --------   --------
    Gross Margin                    $ 15,930   $ 16,034     $ 31,750   $ 31,650
Selling, Administrative, Research
  and Distribution Expenses            7,214      5,791       14,231     13,354
                                    --------   --------     --------   --------
    Income from Operations          $  8,716   $ 10,243     $ 17,519  $ 18,296
    Investment Income                    538      1,627        1,610     3,222
    Interest Expense                  (2,432)    (1,057)      (3,177)   (1,898)
                                    --------   --------     --------   --------
    Earnings before Income Taxes    $  6,822   $ 10,813     $ 15,952   $ 19,620
Provision for Income Taxes             2,047      3,247        4,786      6,116
                                    --------   --------     --------   --------
    Net Earnings                    $  4,775   $  7,566     $ 11,166   $ 13,504
                                    ========   ========     ========   ========

Earnings per Share of Common
    Stock (Note 2)                  $    .14   $    .17     $    .28   $    .30

Dividends per Share of Common Stock $    .10   $    .10     $    .20   $    .20

Weighted Average Shares Outstanding   34,030     45,359       39,782     45,357



The accompanying notes to the condensed financial statements are an integral part of these statements.

                                       -2-





                   Lawter International, Inc. and Subsidiaries
                            Condensed Balance Sheets
                              (Shown in thousands)

                                                   June 30           December 31
                                                   --------          -----------
Assets                                               1998                1997
--------                                           --------            --------
Current Assets
      Cash                                         $ 13,095            $  8,052
      Time Deposits                                  31,170              74,819
      Accounts Receivable (net)                      41,208              44,170
      Inventories (Note 1)
             Raw Materials                           28,972              21,132
             Finished Goods                          22,133              21,958
      Prepaid Expenses                                  924               1,051
                                                   --------            --------
                Total Current Assets               $137,502            $171,182
                                                   --------            --------
Property, Plant and Equipment                      $127,219            $127,451
      Less Accumulated Depreciation                 (40,283)            (38,803)
                                                   --------            --------
                Net Property                       $ 86,936            $ 88,648
                                                   --------            --------
Intangibles and Other Assets                       $ 18,737            $ 16,354
                                                   --------            --------
                Total Assets                       $243,175            $276,184
                                                   ========            ========
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
      Accounts Payable                             $ 10,333            $ 12,324
      Short-Term Borrowings                          22,831              22,993
      Accrued Expenses                               12,976              13,805
      Income Taxes Payable                            3,458               4,099
                                                   --------            --------
                Total Current Liabilities          $ 49,598            $ 53,221
                                                   --------            --------
Deferred Income Taxes                              $ 32,529            $ 32,556
                                                   --------            --------
Long-Term Obligations                              $129,050            $ 29,050
                                                   --------            --------
                Total Liabilities                  $211,177            $114,827
                                                   --------            --------
Stockholders' Equity
      Preferred Stock (None Issued)                $    ---            $    ---
      Common Stock                                   45,533              45,533
      Treasury Stock                               (131,601)                ---
      Additional Paid-in Capital                     16,747              16,747
      Retained Earnings                             112,275             109,070
      Cumulative Translation Adjustments            (10,486)             (9,535)
      Other                                            (470)               (458)
                                                   --------            --------
                Net Stockholders' Equity           $ 31,998            $161,357
                                                   --------            --------
                Total Liabilities and Equity       $243,175            $276,184
                                                   ========            ========
The accompanying notes to the condensed financial statements are an integral part of these balance sheets.
                                       -3-




                   Lawter International, Inc. and Subsidiaries
                       Condensed Statements of Cash Flows
                              (Shown in thousands)

                                                     Six Months Ended June 30
                                                    ---------------------------
                                                      1998               1997
                                                    --------           --------
Cash Flow from Operating Activities:
    Net Earnings                                    $ 11,166           $ 13,504
Adjustments to Reconcile Net Earnings to
  Net Cash Provided by Operating Activities-
    Depreciation and Amortization                      3,087              2,530
    Undistributed Equity Income                          ---             (1,456)
    Deferred Exchange Gain (Loss)                        440               (264)
    Proceeds from Sales of Marketable Securities         ---                739
    Net (Gain) Loss from Marketable Securities           ---                 (8)
    Gain on Sale of Business                             ---               (738)
(Increase) Decrease in Current Assets-
    Accounts Receivable                                2,544               (806)
    Inventories                                       (7,927)              (312)
    Prepaid Expenses                                     118                418
Increase (Decrease) in Current Liabilities-
    Accounts Payable                                  (3,025)            (7,485)
    Accrued Expenses                                  (  742)            (4,465)
    Income Taxes Payable                              (  624)             2,183
                                                     --------           --------
Net Cash Provided by Operating Activities           $  5,037          $   3,840
                                                     --------           --------
Cash Flow from Investing Activities:
    Expenditures for Property, Plant
      & Equipment - Net                             $ (1,760)          $( 4,779)
    Purchase of Business-Net of Cash                  (3,200)           ( 9,219)
    Sale of Business                                     ---              4,856
    Loans to Officers                                    (12)               (12)
    Repayment of Officers' Loans                         ---                 43
                                                    --------           --------
Net Cash Used for Investing Activities              $ (4,972)          $( 9,111)
                                                    --------           --------
Cash Flow from Financing Activities:
    Exercise of Stock Options                       $    ---           $    121
    Common Stock Repurchase                         (131,601)               ---
    Proceeds from Long-Term Borrowings               100,000                ---
    Proceeds from Short-Term Borrowings                1,113              7,837
    Cash Dividends Paid                               (7,956)            (9,071)
                                                    --------           --------
Net Cash (Used for) Provided by
  Financing Activities                              $(38,444)          $ (1,113)
                                                    --------           --------
Effect of Exchange Rate Changes on Cash             $   (227)          $   (592)
                                                    --------           --------
Increase (Decrease) in Cash and Equivalents         $(38,606)          $ (6,976)
Cash and Equivalents, Beginning of Period             82,871             54,931
                                                    --------           --------
Cash and Equivalents, End of Period                 $ 44,265           $ 47,955
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

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that point, interim LIFO determinations, including that at June 30, 1998, must necessarily be based on management's estimates of expected year end inventory levels and costs. Such future estimates of inventory levels and prices are subject to many forces beyond the control of management.

Note 2.  Earnings per Share

Earnings per share of common stock are computed on the weighted average shares outstanding during the respective periods. Net earnings per share would not be materially different from reported earnings per share if all outstanding stock options were exercised.

Note 3.  New Accounting Pronouncements

Effective January 1, 1998, Lawter adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and paid-in capital in the equity section of a statement of financial position. Unrealized translation adjustments is currently the only type of other comprehensive income that the Company has.

Lawter's comprehensive earnings were as follows:
(In 000's)                       Three Months Ended       Six Months Ended
                                      June 30                  June 30
                               -------------------       -------------------
                                 1998        1997         1998        1997
                               -------     -------       -------     -------
Net Earnings                   $ 4,775     $7,566        $11,166     $13,504
Unrealized Translation Adj.      1,092     (1,666)        (  951)     (6,364)
                               -------     -------       -------     -------
Total Comprehensive Income     $ 5,867     $5,900        $10,215     $ 7,140
                               =======     =======       =======     =======

The Company will be adopting SFAS No. 131 "Segment Reporting" in 1998. Additional disclosure regarding segments will be required in annual financial statements. SFAS No. 131 does not impact the Company's interim reporting in 1998.

The Company will be adopting SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" in 1998. Additional disclosure will be required in annual financial statements. SFAS No. 132 does not impact the Company's interim reporting in 1998.
                                      -5-

The Company will be adopting SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" in 1999. SFAS No. 133 will have no significant impact since no derivatives are in use at this time.

In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Start-up, Pre-Operating and Organization Costs." This statement requires start-up costs to be expensed as incurred versus the current practice of capitalizing these costs. This statement will not have a material impact on the Company and will be adopted in 1999.

Note 4.  Repurchase of Lawter Stock

On March 19, 1998, Lawter entered into an agreement with the Estate of Daniel J. Terra for the repurchase by Lawter of the Estate's entire holdings of Lawter Common Stock. The 11,503,130 shares, representing approximately 25.4% of Lawter's outstanding Common Stock, were purchased for $11.375 per share, for a total purchase price of $130,848,000 plus related costs on April 1, 1998. These shares were placed in Treasury Stock at cost.

This repurchase was financed through a $100,000,000 note issued to Prudential Insurance Company of America at an interest rate of 6.91%, with the principal to be repaid in five annual installments of $20,000,000 each beginning April 1, 2006 with a final maturity date of April 1, 2010. The remaining amount was funded with cash on hand.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Lawter's cash and equivalents, net of short-term borrowings, decreased $38,500,000 from $59,900,000 at December 31, 1997 to $21,400,000 at June 30,
1998. The decrease in net cash and equivalents was due primarily to the repurchase of Lawter stock and the build-up of certain strategic raw materials due to favorable pricing.

On April 1, 1998, Lawter repurchased approximately 25.4% of the Company's outstanding stock for a purchase price of approximately $132 million by utilizing $32 million in cash on hand and incurring a $100 million note issued to the Prudential Insurance Company of America. The note payable is due in five annual principal installments of $20 million each beginning April 1, 2006 with a final maturity date of April 1, 2010. This changes the complexion of the Company to one that is more leveraged. Management believes that the Company's cash reserves will be adequate for its currently foreseeable working capital needs and future capital expenditures.

Capital expenditures in the near future will include equipment for a joint venture in China along with additions and improvements to existing facilities. The Company currently anticipates using internally generated funds for the majority of these capital expenditures.


Results of Operations

SALES. The Company's consolidated net sales increased 2% in the second quarter of 1998 when compared to the second quarter of 1997. Despite a worldwide slowdown experienced by the industry in April and May, sales volume improved 4%. A strengthening of the U.S. dollar against European and Asian currencies partially offset this increase.

Consolidated net sales for the six months ended June 30, 1998 increased 4% over sales for the six months ended June 30, 1997. Sales gains as a result of an 8% volume increase were also affected by a stronger dollar.

GROSS MARGINS. Gross margins as a percent of net sales were 30.9% and 31.7% for the quarters ended June 30, 1998 and 1997, respectively and 30.4% and 31.4% for the six months ended June 30, 1998 and 1997, respectively. The lower percentage in 1998 was due to prior year cost of goods sold including the effect of Business Interruption proceeds of $500,000 in the second quarter and $2,175,000 in the six months ended June 30, 1997.

SELLING, ADMINISTRATIVE, RESEARCH AND DISTRIBUTION EXPENSES. Selling, administrative, research and distribution expenses increased to $7,214,000 in the quarter ended June 30, 1998 versus $5,791,000 in the quarter ended June 30, 1997. Selling, administrative, research and distribution expenses increased from $13,354,000 in the first six months of 1997 to $14,231,000 in the first six months of 1998. The increase in both periods was due to the impact of a stronger U.S. dollar versus foreign currencies along with a gain in 1997 from the sale of the Fluorescent business.

INVESTMENT INCOME. Investment income in both the quarter and six months ended June 30, 1998 decreased from the same periods in 1997 due primarily to decreased funds available for investments in 1998 as funds were used for the repurchase of Lawter stock.

INTEREST EXPENSE. Interest expense in both the quarter and six months ended June 30, 1998 increased from the same periods in 1997 due to interest expense incurred as a result of the long-term borrowing used to finance the stock repurchase in 1998.

INCOME TAXES. The effective tax rates were 30.0% and 30.0% for the three months and six months ended June 30, 1998, respectively versus 30.0% and 31.2% for the three months and six months ended June 30, 1997.

Other Matters

STOCK REPURCHASE. On March 19, 1998, Lawter entered into an agreement with the Estate of Daniel J. Terra for the repurchase by Lawter of the Estate's entire holdings of Lawter Common Stock. The 11,503,130 shares, representing approximately 25.4% of Lawter's outstanding Common Stock, were purchased for $11.375 per share, for a total purchase price of $130,848,000 plus related costs on April 1, 1998. These shares were placed in Treasury Stock at cost.

This repurchase was financed through a $100,000,000 note issued to Prudential Insurance Company of America at an interest rate of 6.91%, with the principal to be repaid in five annual installments of $20,000,000 each beginning April 1, 2006 with a final maturity date of April 1, 2010. The remaining amount was funded with cash on hand.

YEAR 2000. Modifications to significant portions of the Company's computer software will be required in order for it to function properly in the year 2000 and beyond. An initial assessment of the situation has been completed. Systems affected have been identified and alternatives have been considered. Conversion and testing of system applications is under way and is expected to be substantially completed by the end of 1998. The costs associated with the year 2000 compliance are expected to be approximately $200,000 and will be expensed as incurred. The Company is continuing to address the year 2000 impact with customers, suppliers, and other constituents.


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

(a)(27)  Financial Data Schedule.



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


August 13, 1998                                     /s/ John P. O'Mahoney
---------------                                     --------------------------
                                                    John P. O'Mahoney
                                                    Chairman and Chief
                                                      Executive Officer


August 13, 1998                                     /s/ Mark W. Joslin
---------------                                     --------------------------
                                                    Mark W. Joslin
                                                    Chief Financial Officer
                                                      and Treasurer