Form 10-Q
period 1998-09-30
LAWTER INTERNATIONAL INC
filed 1998-11-13
CIK 58091

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

                                       or

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

     Common stock $1.00 par value per share - 32,781,570 shares outstanding as of October 30, 1998.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Lawter International, Inc. and Subsidiaries as of September 30, 1998 and December 31, 1997 and the results of their operations for the three months and nine months ended September 30, 1998 and 1997, and the statements of cash flows for the nine months ended September 30, 1998 and 1997, have been included. It should be noted that these interim statements are based on certain annual estimates such as the final level of LIFO inventories and the provision for income taxes.
These and other similar items may be subject to year end adjustments. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                   Lawter International, Inc. and Subsidiaries
                        Condensed Statements of Earnings
                              (Shown in thousands)

                                    Three Months Ended       Nine Months Ended
                                       September 30            September 30
                                    -------------------     -------------------
                                      1998       1997         1998        1997
                                    --------   --------     --------   --------
Net Sales                           $ 53,024   $ 50,411     $157,376   $151,208
Cost of Products Sold                 36,876     34,397      109,478    103,544
                                    --------   --------     --------   --------
    Gross Margin                    $ 16,148   $ 16,014     $ 47,898   $ 47,664
Selling, Administrative, Research
  and Distribution Expenses            6,999      6,818       21,230     20,172
Subsidiary Closure Costs (Note 3)        ---      9,535          ---      9,535
                                    --------   --------     --------   --------
    Income from Operations          $  9,149   $   (339)    $ 26,668   $ 17,957
    Investment Income                    496      1,255        2,106      4,477
    Interest Expense                  (2,437)    (  709)      (5,614)    (2,607)
    Sale of Affiliate (Note 4)           ---     32,030          ---     32,030
                                    --------   --------     --------   --------
    Earnings before Income Taxes    $  7,208   $ 32,237     $ 23,160   $ 51,857
Provision for Income Taxes             2,162     15,138        6,948     21,254
                                    --------   --------     --------   --------
    Net Earnings                    $  5,046   $ 17,099     $ 16,212   $ 30,603
                                    ========   ========     ========   ========

Earnings per Share of Common
    Stock (Note 2)                  $    .15   $    .37     $    .43   $    .67

Dividends per Share of Common Stock $    .10   $    .10     $    .30   $    .30

Weighted Average Shares Outstanding   33,777     45,467       37,752     45,401

The accompanying notes to the condensed financial statements are an integral part of these statements.

                   Lawter International, Inc. and Subsidiaries
                            Condensed Balance Sheets
                              (Shown in thousands)
                                                   Sept. 30            Dec. 31
                                                   --------            --------
Assets                                               1998                1997
--------                                           --------            --------
Current Assets
      Cash                                         $ 15,947            $  8,052
      Time Deposits                                  33,670              74,819
      Accounts Receivable (net)                      43,397              44,170
      Inventories (Note 1)
             Raw Materials                           29,917              21,132
             Finished Goods                          21,255              21,958
      Prepaid Expenses                                  781               1,051
                                                   --------            --------
                Total Current Assets               $144,967            $171,182
                                                   --------            --------
Property, Plant and Equipment                      $133,999            $127,451
      Less Accumulated Depreciation                 (41,992)            (38,803)
                                                   --------            --------
                Net Property                       $ 92,007            $ 88,648
                                                   --------            --------
Intangibles and Other Assets                       $ 19,442            $ 16,354
                                                   --------            --------
                Total Assets                       $256,416            $276,184
                                                   ========            ========
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
      Accounts Payable                             $ 12,964            $ 12,324
      Short-Term Borrowings                          28,594              22,993
      Accrued Expenses                               14,392              13,805
      Income Taxes Payable                            5,457               4,099
                                                   --------            --------
                Total Current Liabilities          $ 61,407            $ 53,221
                                                   --------            --------
Deferred Income Taxes                              $ 32,690            $ 32,556
                                                   --------            --------
Long-Term Obligations                              $129,050            $ 29,050
                                                   --------            --------
                Total Liabilities                  $223,147            $114,827
                                                   --------            --------
Stockholders' Equity
      Preferred Stock (None Issued)                $    ---            $    ---
      Common Stock                                   45,533              45,533
      Treasury Stock                               (136,520)                ---
      Additional Paid-in Capital                     16,747              16,747
      Retained Earnings                             113,919             109,070
      Cumulative Translation Adjustments             (5,933)             (9,535)
      Other                                            (477)               (458)
                                                   --------            --------
                Net Stockholders' Equity           $ 33,269            $161,357
                                                   --------            --------
                Total Liabilities and Equity       $256,416            $276,184
                                                   ========            ========

The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

                   Lawter International, Inc. and Subsidiaries
                       Condensed Statements of Cash Flows
                              (Shown in thousands)

                                                     Nine Months Ended Sept. 30
                                                    ---------------------------
                                                      1998               1997
                                                    --------           --------
Cash Flow from Operating Activities:
    Net Earnings                                    $ 16,212           $ 30,603
Adjustments to Reconcile Net Earnings to
  Net Cash Provided by Operating Activities-
    Depreciation and Amortization                      4,694              4,340
    Deferred Income Taxes                                 91                ---
    Undistributed Equity Income                          ---             (1,456)
    Deferred Exchange Gain (Loss)                        225              3,206
    Proceeds from Sales of Marketable Securities         ---              2,502
    Net (Gain) Loss from Marketable Securities           ---                 (2)
    Gain on Sale of Business                             ---               (738)
    Gain on Sale of Hach                                                (33,730)
 (Increase) Decrease in Current Assets-
    Accounts Receivable                                1,539              3,902
    Inventories                                       (6,268)             2,593
    Prepaid Expenses                                     292                610
Increase (Decrease) in Current Liabilities-
    Accounts Payable                                     350             (3,570)
    Accrued Expenses                                     300             (3,625)
    Income Taxes Payable                               1,145              1,114
                                                     --------           --------
Net Cash Provided by Operating Activities           $ 18,580          $   5,749
                                                     --------           --------
Cash Flow from Investing Activities:
    Expenditures for Property, Plant
      & Equipment - Net                             $ (4,768)          $( 3,438)
    Purchase of Business-Net of Cash                  (3,200)           ( 9,219)
    Sale of Business                                     ---              4,856
    Proceeds from sale of Hach                                           59,987
    Loans to Officers                                    (18)               (18)
    Repayment of Officers' Loans                         ---                 43
                                                    --------           --------
Net Cash Used for Investing Activities              $ (7,986)          $ 52,211
                                                    --------           --------
Cash Flow from Financing Activities:
    Exercise of Stock Options                       $    ---           $  2,209
    Common Stock Repurchase                         (136,520)               ---
    Payment of Long-Term Borrowings                      ---                (50)
    Proceeds from Long-Term Borrowings               100,000                ---
    Payment of Short-Term Borrowings                     ---             (8,685)
    Proceeds from Short-Term Borrowings                3,994                ---
    Cash Dividends Paid                              (11,358)           (13,619)
                                                    --------            --------
Net Cash (Used for) Provided by
  Financing Activities                              $(43,884)          $(20,145)
                                                    --------            --------
Effect of Exchange Rate Changes on Cash             $     36           $   (849)
                                                    --------            --------
Increase (Decrease) in Cash and Equivalents         $(33,254)          $ 36,966
Cash and Equivalents, Beginning of Period             82,871             54,931
                                                    --------            --------
Cash and Equivalents, End of Period                 $ 49,617           $ 91,897
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

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that point, interim LIFO determinations, including that at September 30, 1998, must necessarily be based on management's estimates of expected year end inventory levels and costs. Such future estimates of inventory levels and prices are subject to many forces beyond the control of management.

Note 2.  Earnings per Share

Earnings per share of common stock are computed on the weighted average shares outstanding during the respective periods. Net earnings per share would not be materially different from reported earnings per share if all outstanding stock options were exercised.

Note 3.  Subsidiary Closure Costs

In 1997, the Subsidiary Closure Costs represent costs associated with closing several facilities, mainly in Europe. The after tax effect of these costs was $.20 per share.

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

Lawter's comprehensive earnings were as follows:
(In 000's)                     Three Months Ended         Nine Months Ended
                                  September 30              September 30
                               -------------------       -------------------
                                 1998        1997         1998        1997
                               -------     -------       -------     -------
Net Earnings                   $ 5,046     $17,099       $16,212     $30,603
Unrealized Translation Adj.      4,553       1,980         3,602      (4,384)
                               -------     -------       -------     -------
Total Comprehensive Income     $ 9,599     $19,079       $19,814     $26,219
                               =======     =======       =======     =======

The Company will be adopting SFAS No. 131 "Segment Reporting" in 1998. SFAS No. 131 does not impact the Company's financial statements.

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

Note 6.  Repurchase of Lawter Stock

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Lawter's cash and equivalents, net of short-term borrowings, decreased $38,900,000 from $59,900,000 at December 31, 1997 to $21,000,000 at September
30, 1998. The decrease in net cash and equivalents was due primarily to the repurchase of Lawter stock and the build-up of certain strategic raw materials due to favorable pricing.

On April 1, 1998, Lawter repurchased approximately 25.4% of the Company's outstanding stock for a purchase price of approximately $132 million by utilizing $32 million in cash on hand and incurring a $100 million note payable to the Prudential Insurance Company of America. The note payable is due in five annual principal installments of $20 million each beginning April 1, 2006 with a final maturity date of April 1, 2010. This changes the complexion of the Company to one that is more leveraged. Management believes that the Company's cash reserves will be adequate for its currently foreseeable working capital needs and future capital expenditures.

Capital expenditures in the near future will include additions and improvements to existing facilities. The Company currently anticipates using internally generated funds for the majority of these capital expenditures.

Results of Operations

SALES. The Company's consolidated net sales increased 5% in the third quarter of 1998 when compared to the third quarter of 1997. Sales volume increased by 6%. Regionally, sales volume increased 13% in North America and 5% in the Pacrim, while European sales volume was down by 3%. European sales were affected by competitive pressures and management's decision to discontinue some low margin business.

Consolidated net sales for the nine months ended September 30, 1998 increased 4% over sales for the nine months ended September 30, 1997. Sales gains as a result of a 7% volume increase were adversely affected by a stronger dollar.

GROSS MARGINS. Gross margins as a percent of net sales were 30.5% and 31.8% for the quarters ended September 30, 1998 and 1997, respectively and 30.4% and 31.5% for the nine months ended September 30, 1998 and 1997, respectively. Included in the 1997 gross margins were business interruption proceeds and a gain on the sale of a previously decommissioned manufacturing facility. Excluding these items the gross margins in 1997 were 29.2% for both the three and nine months ended September 30, 1997. The higher gross margin percentages in 1998 excluding these items were due to lower raw material costs in both Europe and the U.S.

SELLING, ADMINISTRATIVE, RESEARCH AND DISTRIBUTION EXPENSES. Selling, administrative, research and distribution expenses increased to $6,999,000 in the quarter ended September 30, 1998 versus $6,818,000 in the quarter ended September 30, 1997. Selling, administrative, research and distribution expenses increased from $20,172,000 in the first nine months of 1997 to $21,230,000 in the first nine months of 1998. The increase in 1998 selling, administrative, research and distribution expenses was due to higher freight costs associated with the higher sales volume.

SUBSIDIARY CLOSURE COSTS. In 1997, the Subsidiary Closure Costs represent costs associated with closing several facilities, mainly in Europe. The after tax effect of these costs was $.20 per share.

INVESTMENT INCOME. Investment income in both the quarter and nine months ended September 30, 1998 decreased from the same periods in 1997 due primarily to decreased funds available for investments in 1998 as funds were used for the repurchase of Lawter stock.

INTEREST EXPENSE. Interest expense in both the quarter and nine months ended September 30, 1998 increased from the same periods in 1997 due to interest expense incurred as a result of the long-term borrowing used to finance the stock repurchase in 1998.

SALE OF AFFILIATE. During the third quarter of 1997, the Company sold its 28% stake in Hach Company common stock for $59,987,000. This resulted in an after tax gain of $19,570,000 or $.43 per share.

INCOME TAXES. The effective tax rate was 30.0% for the three months and nine months ended September 30, 1998, respectively versus 47.0% and 41.0% for the three months and nine months ended September 30, 1997. The higher rates in 1997 were due to the higher tax rate on the sale of Hach Company common stock along with the lack of tax benefit on the subsidiary closure costs.

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

YEAR 2000. The Company is taking the actions described below to evaluate and address its exposure to year 2000 ("Y2K") issues, which may result from the inability of some computer programs to identify the Year 2000 properly, potentially leading to errors or system failure.

The Company is conducting Y2K reviews of each of the following areas: (i) internal information systems, (ii) embedded systems, (iii) research and development equipment, and (iv) suppliers providing products and services to the Company.

The Company's internal information systems have been inventoried and assessed. The Company believes its financial and manufacturing software in North America is fully Y2K compliant. Its North American hardware and operating system software are scheduled to be upgraded by the first quarter of 1999. In Europe, all of the Company's internal information systems software and hardware is scheduled to be fully compliant by the end of 1998. In the Pacrim, where the Company has smaller operations, Y2K issues are being evaluated and addressed, but a target completion date for such evaluation has not yet been established.

Embedded systems, specifically the Foxboro production system, which is used in the Company's resin facilities in Wisconsin and Kallo, Belgium, is currently in the process of being evaluated in Belgium, and is scheduled for assessment starting November 16, 1998 in Wisconsin. The Company expects to complete these assessments and upgrades by March 31, 1999.

The Company is in the process of testing its research and development equipment. The Company expects to complete this testing by March 31, 1999 and to complete any necessary upgrades by June 30, 1999.

Key suppliers were surveyed as to their Y2K compliance. Sixty-four percent of these suppliers in North America and seventy percent in Europe have responded that they are addressing the issue, and plan to be compliant. Meaningful responses from suppliers in the Pacrim have not yet been received. The Company will continue to seek responses from suppliers. While the Company does not yet have contingency plans, it expects to develop such plans for each of the areas identified above and will continue to develop and update those plans throughout 1999.

In a worst case scenario, any failure by the Company or any key supplier or customer to become Y2K compliant could result in disruption of the Company's normal operations and the inability or unwillingness of its customers to purchase the Company's products. Any such failure or disruption could have a material adverse affect on the Company's business, financial condition or results of operations.

The Company expects costs associated with Y2K remediation to be approximately $200,000, which will be expensed as incurred and will not have a material impact on the financial position, results of operations or cash flow of the Company.
To date, approximately $100,000 of such costs have been incurred.

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


November 13, 1998                                   /s/ John P. O'Mahoney
-----------------                                   --------------------------
                                                    John P. O'Mahoney
                                                    Chairman and Chief
                                                      Executive Officer


November 13, 1998                                   /s/ Mark W. Joslin
-----------------                                   --------------------------
                                                    Mark W. Joslin
                                                    Chief Financial Officer
                                                      and Treasurer