Form 10-K
period 1998-12-31
LAWTER INTERNATIONAL INC
filed 1999-03-30
CIK 58091

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                                ---------------

(MARK ONE)

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                                  OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM              TO

           COMMISSION FILE NUMBER 1-7558

                           LAWTER INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        36-1370818
 (State or other jurisdiction of incorporation        (I.R.S. Employer Identification No.)
               or organization)

      ONE TERRA WAY, 8601 95(TH) STREET,                              53158
          PLEASANT PRAIRIE, WISCONSIN                              (Zip Code)
   (Address of Principal Executive Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (414) 947-7300

    Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                        WHICH REGISTERED
------------------------------------------  ------------------------------------
 Common Stock, $1.00 par value per share          New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes /X/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    As of February 12, 1999, 33,068,076 common shares were outstanding. The aggregate market value of the common shares (based upon the February 12, 1999 closing price of these shares on the New York Stock Exchange) of Lawter International, Inc. held by non-affiliates was approximately $288 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for the year ended December 31, 1998--Parts I and II.

Proxy Statement to Stockholders for the 1999 Annual Meeting--Part III.

                               TABLE OF CONTENTS

FORM 10-K
 ITEM NO.                                           NAME OF ITEM                                             PAGE
----------  --------------------------------------------------------------------------------------------     -----

Part I

Item 1.     Business....................................................................................           2

Item 2.     Properties..................................................................................           4

Item 3.     Legal Proceedings...........................................................................           5

Item 4.     Submission of Matters to a Vote of Security Holders.........................................           5

Item 4A.    Executive Officers of the Registrant........................................................           5

Part II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters...................           5

Item 6.     Selected Financial Data.....................................................................           6

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......           8

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk..................................          11

Item 8.     Financial Statements and Supplementary Data.................................................          12

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........          12

Part III

Item 10.    Directors and Executive Officers of the Registrant..........................................          12

Item 11.    Executive Compensation......................................................................          12

Item 12.    Security Ownership of Certain Beneficial Owners and Management..............................          12

Item 13.    Certain Relationships and Related Transactions..............................................          12

Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................          13

Report of Independent Public Accountants on Schedule and Consent of
  Independent Public Accountants........................................................................          28

Signatures..............................................................................................          30

                                     PART I

ITEM 1. BUSINESS.

    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS--

  INDUSTRY SEGMENTS.

    The Company has concluded that it operates primarily in one segment, the specialty polymers segment, since all of its revenues are derived from the manufacture and sale of its specialty polymers. Within this segment the Company has two main product lines, printing ink vehicles and slip additives, and synthetic and hydrocarbon resins. These products are manufactured, warehoused and sold using essentially the same systems, sales force and distribution network.

    NARRATIVE DESCRIPTION OF BUSINESS--

  PRINCIPAL PRODUCTS.

    Reference is made to the information set forth under the caption "About Lawter International, Inc." on the inside front cover of the Company's 1998 Annual Report to Stockholders (hereby incorporated by reference) for this information.

    Information with respect to sales by product group is as follows:

(PERCENT OF NET SALES)                                                      1998       1997       1996
                                                                          ---------  ---------  ---------
Printing Ink Vehicles and Slip Additives................................       47.5       44.2       43.3
Synthetic and Hydrocarbon Resins........................................       51.1       53.0       52.2
Other...................................................................        1.4        2.8        4.5

    No material part of the business of the Company is dependent upon a single product for any customer or a small group of customers.

    The Company manufactures its products in four plants in the United States and in five plants in foreign countries (Belgium, China(2), Ireland and Singapore). Products are sold primarily by Company employed salesmen.

  RAW MATERIALS.

    The basic ingredients of the Company's products are purchased from others, including larger chemical firms. Such ingredients are normally in adequate supply. A portion of the Company's resin production is used by it in the manufacture of printing ink vehicles and substantially all of the Company's rosin production is used by it to manufacture resins.

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

  CUSTOMERS.

    The Company sells the majority of its products to both large and small ink companies. Lawter is a major supplier of printing ink vehicles and resins for printing inks and, therefore, sells substantial quantities to the larger ink companies around the world. Dianippon Ink and Chemicals is Lawter's largest multilocation customer with twenty-three percent of consolidated net sales for the most recently completed fiscal year.

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

    In the sale of its principal products, printing ink vehicles, slip additives, and synthetic and hydrocarbon resins, the Company's principal methods of meeting competition are in the areas of product performance and service. The Company specializes in products prepared primarily for specific end uses such as vehicles used in printing inks having particular characteristics, including fast setting and mar resistant inks, ink systems designed to produce less waste and resins used in the production of specialty inks and protective coatings. The Company is capable of fulfilling the requirements of customers either from inventories or from production runs on relatively short notice.

    The Company has approximately 15 direct competitors in the sale of its line of printing ink vehicles and slip additives, and approximately 40 competitors in the sale of its synthetic and hydrocarbon resins.

  RESEARCH.

    During the fiscal years ended December 31, 1998, 1997 and 1996, the Company spent approximately $5,375,000, $5,342,000 and $5,049,000, respectively, on research activities relating to the development of new products and the improvement of existing products.

  ENVIRONMENTAL MATTERS.

    Environmental laws regulate the discharge of materials into the environment and may require the Company to remove or minimize the environmental effects of the disposal of waste. Environmental expenditures are expensed or capitalized depending upon their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Expenditures for environmental matters during the fiscal years ended December 31, 1998, 1997 and 1996 were not material to the consolidated financial statements of the Company.

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

    The Company believes that compliance with the Federal, state and local environmental laws has had no material effect upon the capital expenditures or competitive position of the Company. Environmental capital expenditures in 1999 are not anticipated to be material. The Company does not believe, based on information available at this time, that the level of future expenditures for environmental matters will have a material effect on its consolidated financial position.

  EMPLOYEES.

    At December 31, 1998, the Company had 613 employees.

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
                                                       Warehouse
La Vergne, Tennessee                          27,000   Printing ink vehicles                              Owned
                                                       Warehouse
Newark, New Jersey                            50,000   Slip additives                                    Leased
                                                       Warehouse
Bell, California                              15,000   Warehouse                                         Leased
Kallo, Belgium                               230,000   Printing ink vehicles and slip additives           Owned
                                                       Synthetic and hydrocarbon resins
                                                       Research facilities
                                                       Warehouse
Rexdale, Ontario, Canada                      66,000   Warehouse                                          Owned
Dazhou, Fujian, Peoples Republic              35,000   Gum rosin derivatives                              Owned
  of China                                             Warehouse
Tanggu, Peoples Republic of China             40,000   Printing ink vehicles                              Owned
                                                       Synthetic resins
                                                       Warehouse
Waterford, Ireland                            97,000   Synthetic resins                                   Owned
Ibaraki, Japan                                11,000   Technical service center                          Leased
                                                       Warehouse
Jurong Town, Singapore                        10,000   Printing ink vehicles                              Owned
                                                       Warehouse

------------------------

(1) The Moundville, Alabama plant is leased as described in Note 7 in the Consolidated Financial Statements which are included in this Form 10-K Annual Report as indicated in Item 14.

ITEM 3. LEGAL PROCEEDINGS.

    On September 25, 1995, the U.S. EPA filed an administrative complaint alleging record keeping violations under the Toxic Substance Control Act (TSCA). Simultaneously, Lawter and the U.S. EPA entered into a consent order fully settling the complaint. Pursuant to the consent order, and without admitting any liability, the Company has paid $280,000 to the U.S. EPA and has conducted a TSCA compliance audit. The Company decided to settle this matter in order to avoid protracted litigation and related costs. The outcome of this compliance audit has not been determined, however, any potential liability related to this matter has been fully accrued.

    The Company believes that it is the subject of a federal grand jury investigation in Mobile, Alabama. This investigation was initiated in 1997 into the classification for tariff purposes of certain products imported by the Company. The grand jury has subpoenaed Company records. One current Company employee and one former Company employee have appeared before the grand jury. The Company is cooperating with the investigation. The Company believes that its classification of such products was proper, and has presented its position to the U.S. Attorney's office in Mobile, Alabama. The U.S. Customs Service has initiated proceedings seeking to recover the duties on such products, as well as certain penalties. The Company is contesting the position of the Customs Service, and is preparing a written response to the Customs Service.

    Reference is made to Note 8 in the Consolidated Financial Statements which are included in this Form 10-K Annual Report as indicated in Item 14 for additional information.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders in the fourth quarter of the year ended December 31, 1998.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information with respect to the executive officers of the Company is as follows:

                                                                                                          YEAR
NAME                                                    POSITION                                AGE      ELECTED
---------------------------  --------------------------------------------------------------     ---     ---------
John P. O'Mahoney..........  Chairman of the Board and Chief Executive Officer                      42       1996
Mark W. Joslin.............  Chief Financial Officer, Treasurer and Secretary                       39       1996
Jacob F. Baarends..........  Vice President                                                         51       1998
Nathan L. Goodnow..........  Vice President                                                         36       1998

    Mr. O'Mahoney served as Vice President of the Company, 1993-1995. Mr. Joslin served as the Corporate Controller of ANGUS Chemical Company, 1991-1996. Mr. Baarends served as the European and Pacrim Technical Director of the Company, 1991-1998. Mr. Goodnow served as Operations Manager of BASF Corporation, 1993-1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

    (a) MARKET INFORMATION. The Company's Common Stock is traded on the New York Stock Exchange.

    The following table sets forth the high and low sales prices of the Company's Common Stock, as reported on the New York Stock Exchange for the periods indicated:

                                                                       1998                  1997
                                                               --------------------  --------------------
QUARTER                                                          HIGH        LOW       HIGH        LOW
-------------------------------------------------------------  ---------  ---------  ---------  ---------
First........................................................  12 1/2     10 3/8     12 3/4     11 1/4
Second.......................................................  11 7/16    9 1/4      12 5/8     10 5/8
Third........................................................  11         7          14 1/8     12 1/8
Fourth.......................................................  11 5/8     6 1/8      12 1/2     10 5/8

    (b) As of February 12, 1999, the number of holders of record of the Company's Common Stock was approximately 1,969.

ITEM 6. SELECTED FINANCIAL DATA.

    Information with respect to selected financial data is as follows. This information should be read in conjunction with the Consolidated Financial Statements which are included in this Form 10-K Annual Report as indicated in
Item 14.

TEN YEAR FINANCIAL SUMMARY
(IN THOUSANDS, EXCEPT PER SHARE FIGURES)

                                                                          YEARS ENDED DECEMBER 31
                                                           -----------------------------------------------------
                                                            1998(1)    1997(1)    1996(1)     1995       1994
                                                           ---------  ---------  ---------  ---------  ---------
Net Sales................................................  $ 212,843  $ 206,539  $ 193,814  $ 204,835  $ 191,056
                                                           ---------  ---------  ---------  ---------  ---------
Gross Profit.............................................     64,933     63,100     60,433     45,801(7)    59,294
Selling, Administrative, Research and Distribution
  Expenses...............................................     28,584     27,283     24,793     28,762(7)    24,102
Subsidiary Closure Costs.................................         --      9,535(5)        --        --        --
                                                           ---------  ---------  ---------  ---------  ---------
Operating Income.........................................     36,349     26,282     35,640     17,039     35,192
Net Investment Income (Expense)..........................     (5,683)     2,333      4,914      6,170      4,470
Sale of Affiliate........................................         --     32,030(6)        --        --        --
                                                           ---------  ---------  ---------  ---------  ---------
Earnings Before Income Taxes and Cumulative Effect of
  Accounting Change......................................     30,666     60,645     40,554     23,209     39,662
Provision for Income Taxes...............................      9,201     23,319     11,779      6,931     10,257
                                                           ---------  ---------  ---------  ---------  ---------
Earnings Before Cumulative Effect of Accounting Change...     21,465     37,326     28,775     16,278     29,405
Cumulative Effect of Change in Accounting for Income
  Taxes..................................................         --         --         --         --         --
                                                           ---------  ---------  ---------  ---------  ---------
Net Earnings.............................................  $  21,465  $  37,326  $  28,775  $  16,278  $  29,405
                                                           ---------  ---------  ---------  ---------  ---------
Depreciation and Amortization............................  $   6,233  $   5,832  $   5,499  $   5,447  $   4,344
Cash Provided by Operating Activities....................     25,474     10,792     25,253     13,766     23,047
Cash Dividends...........................................     14,629     18,173     18,077     17,989     17,951
Capital Expenditures, net................................      6,788     10,485     25,925     21,928     10,613
Gross Property, Plant and Equipment......................    134,603    127,451    141,346    126,406    102,788
Net Working Capital......................................     76,709    117,961     74,410     71,722     88,993
Total Assets.............................................    254,250    276,184    293,123    261,474    231,827
Long-term Obligations....................................    129,050     29,050     29,050      4,100      4,152
Stockholders' Equity.....................................     33,524    161,357    145,615    133,189    131,185
Average Shares Outstanding(2)............................     36,554     45,431     45,175     45,018     44,874
Earnings per Share(2):
Earnings Before Cumulative Effect of Accounting Change...  $     .59  $     .82  $     .64  $     .36  $     .66
Cumulative Effect of Change in Accounting for Income
  Taxes..................................................         --         --         --         --         --
                                                           ---------  ---------  ---------  ---------  ---------
Net Earnings.............................................  $     .59  $     .82  $     .64  $     .36  $     .66
                                                           ---------  ---------  ---------  ---------  ---------
Cash Dividends per Share(2)..............................        .40        .40        .40        .40        .40
Stockholders' Equity per Share(2)........................        .92       3.55       3.22       2.96       2.92
Cash Dividends to Net Earnings...........................       68.2%      48.7%      62.8%     110.5%      61.0%
Net Earnings to Average Equity...........................       22.0%      24.3%      20.6%      12.3%      24.0%

------------------------

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

TEN YEAR FINANCIAL SUMMARY
(IN THOUSANDS, EXCEPT PER SHARE FIGURES)

                                                                            YEARS ENDED DECEMBER 31
                                                             -----------------------------------------------------
                                                               1993       1992       1991       1990       1989
                                                             ---------  ---------  ---------  ---------  ---------
Net Sales..................................................  $ 172,249  $ 167,568  $ 152,893  $ 150,005  $ 136,006
                                                             ---------  ---------  ---------  ---------  ---------
Gross Profit...............................................     46,628     53,933     50,543     48,397     40,576
Selling, Administrative, Research and Distribution
  Expenses.................................................     21,495     22,641     20,401     20,717     18,074
Subsidiary Closure Costs...................................         --         --         --         --         --
                                                             ---------  ---------  ---------  ---------  ---------
Operating Income...........................................     25,133     31,292     30,142     27,680     22,502
Net Investment Income (Expense)............................      4,318      5,271      6,221      4,963      3,929
Sale of Affiliate..........................................         --         --         --         --         --
                                                             ---------  ---------  ---------  ---------  ---------
Earnings Before Income Taxes and Cumulative Effect of
  Accounting Change........................................     29,451     36,563     36,363     32,643     26,431
Provision for Income Taxes.................................     28,449(4)     9,548     9,893     9,223      6,963
                                                             ---------  ---------  ---------  ---------  ---------
Earnings Before Cumulative Effect of Accounting Change.....      1,002     27,015     26,470     23,420     19,468
Cumulative Effect of Change in Accounting for Income
  Taxes....................................................      4,025(3)        --        --        --         --
                                                             ---------  ---------  ---------  ---------  ---------
Net Earnings...............................................  $   5,027  $  27,015  $  26,470  $  23,420  $  19,468
                                                             ---------  ---------  ---------  ---------  ---------
Depreciation and Amortization..............................  $   4,291  $   4,179  $   3,900  $   3,521  $   3,550
Cash Provided by Operating Activities......................     23,811     34,440     23,192     34,240     20,388
Cash Dividends.............................................     17,909     17,556     14,947     12,582     12,561
Capital Expenditures, net..................................     12,940      7,548      8,902      6,198      3,073
Gross Property, Plant and Equipment........................     87,856     78,491     74,022     66,271     57,421
Net Working Capital........................................     87,523     96,082     87,075     82,560     70,200
Total Assets...............................................    209,477    187,334    178,218    153,500    133,988
Long-term Obligations......................................      4,206      4,858      5,238      5,137      5,083
Stockholders' Equity.......................................    114,025    129,659    117,315    105,090     87,752
Average Shares Outstanding(2)..............................     44,772     43,913     43,318     43,011     42,940
Earnings per Share(2):
Earnings Before Cumulative Effect of Accounting Change.....  $     .02  $     .62  $     .61  $     .54  $     .45
Cumulative Effect of Change in Accounting for Income
  Taxes....................................................        .09(3)        --        --        --         --
                                                             ---------  ---------  ---------  ---------  ---------
Net Earnings...............................................  $     .11  $     .62  $     .61  $     .54  $     .45
                                                             ---------  ---------  ---------  ---------  ---------
Cash Dividends per Share(2)................................        .40        .40        .35        .29        .29
Stockholders' Equity per Share(2)..........................       2.55       2.95       2.71       2.44       2.04
Cash Dividends to Net Earnings.............................      356.3%      65.0%      56.5%      53.7%      64.5%
Net Earnings to Average Equity.............................        4.1%      21.9%      23.8%      24.3%      23.3%

------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

    On April 1, 1998, the Company repurchased 11,503,130 shares of Lawter International, Inc.'s common stock held by the estate of Daniel J. Terra, at a price of $11.375 per share. The total price of $130,800,000 plus related costs was financed through a $100,000,000 note issued to Prudential Insurance Company of America at an interest rate of 6.91%, with the principal to be repaid in five annual installments of $20,000,000 each beginning April 1, 2006 and a final maturity date of April 1, 2010. The remaining amount was funded with cash on hand.

    Lawter's cash and equivalents, net of short-term borrowings, decreased $47,600,000 from $59,900,000 at December 31, 1997 to $12,300,000 at December 31,
1998. This decrease was the result of the repurchase of the Company's common stock held by the estate of Daniel J. Terra, acquisition of the ink resin business of Robert Kraemer GmbH, and the buildup of strategic raw materials due to favorable pricing.

    The Company generally relies upon internally generated funds from operations to satisfy working capital requirements and to fund capital expenditures. However, in certain circumstances, the Company finds it is more advantageous to borrow funds to satisfy these requirements.

    In 1998 and 1997, the majority of Lawter's capital expansion program was financed with internally generated funds. In 1996, the Company used external financing for the new manufacturing facility in Belgium. The capital expenditures budget for 1998 was $9,000,000. Actual expenditures were in line with the budget. Lawter's capital expenditures for 1999 are estimated at $9,500,000. These expenditures include funds for improved raw material sourcing and product line expansion as well as additions to and maintenance of existing facilities. The Company currently anticipates using internally generated funds for the majority of these capital expenditures.

RESULTS OF OPERATIONS

    1998 VERSUS 1997

    NET SALES. The Company's consolidated net sales increased 3% when compared to 1997. Higher sales volume in North America and the Pacrim was somewhat offset by lower average selling prices due to a change in product mix and the stronger U.S. dollar versus European and Pacrim currencies.

    By region, net sales increased 9% in North America and 14% in the Pacrim while decreasing 5% in Europe when compared to 1997. In North America, sales improved as a result of increased market share, sales of new products and industry growth. The higher sales in the Pacrim were attributable to increased product and customer base, partially offset by a downturn in the economy. European sales were impacted by more intense competition, by the Company's decision not to renew participation in certain low margin business and by a stronger U.S. dollar.

    GROSS PROFIT. Gross profit as a percent of sales was 30.5% and 30.6% for 1998 and 1997, respectively. Included in the gross profit for 1997 was the impact of the accounting for business interruption insurance claims (see "Insurance" below). Excluding the effect of the business interruption insurance claims, the gross margin increased from 29.3% in 1997 to 30.5% in 1998 as a result of a change in product mix to higher margin products and lower raw material costs worldwide.

    SELLING, ADMINISTRATIVE, RESEARCH AND DISTRIBUTION EXPENSES. Selling, administrative, research and distribution expenses increased from $27,283,000 in 1997 to $28,584,000 in 1998. The increase from 1997 was primarily attributable to higher distribution and commission costs in Japan to support higher sales volumes, higher freight charges as a result of higher volumes domestically and a change in product mix to more sales of solutions which incur higher distribution cost per pound shipped.

    INVESTMENT INCOME. Investment income decreased in 1998 when compared to 1997 as a result of the sale, in July of 1997, of the Company's investment in Hach Company which had accounted for about $3,100,000 in investment income on an annualized basis at the time of the sale, and as a result of lost investment income from cash used for the repurchase of the shares of the Company's Common Stock from the estate of Daniel J. Terra in April of 1998.

    INTEREST EXPENSE. Lawter financed the majority of the repurchase of the Company's Common Stock with a $100,000,000 note issued to Prudential Insurance Company of America in April of 1998 resulting in the increase in interest expense from 1997 to 1998.

    INCOME TAXES. The effective tax rates for 1998 and 1997 were 30.0% and 38.5%, respectively. Included in 1997 was a 38.9% effective tax rate on the sale of the Hach Company stock and a minimal tax benefit from the subsidiary closure costs along with a one-time tax benefit from restructuring of an international operation. Excluding these items, the effective tax rate in 1997 would have been comparable to 1998.

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

    SUBSIDIARY CLOSURE COSTS. Subsidiary closure costs represent $4,236,000 for the write off of goodwill related to the Company's Italian subsidiary along with $3,299,000 for the write off of accumulated foreign currency translation losses at foreign subsidiaries and $2,000,000 for other costs related to other subsidiaries that have been or are in the process of being closed. The after tax effect of these costs was $.20 per share.

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

OTHER MATTERS

    RESTRUCTURING CHARGES. In the fourth quarter of 1995, a new management team was formed. The new management, taking into account a change in market conditions, developed a new corporate strategy. Part of the decision making process included an evaluation of the feasibility of continuing to utilize older manufacturing facilities. With the anticipated completion of construction of the new ink vehicle and resin facility in Belgium combined with the new ink vehicle and resin facility in the U. S., the Company decided to implement a restructuring plan. This plan included the decommissioning of older ink vehicle and resin plants. These restructuring activities commenced in the fourth quarter of 1995 and were substantially completed as of the end of 1997.

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

    The Company also received proceeds of $1,864,000 in 1996 for the final settlement of claims arising from an explosion and fire at its U.S. resin facility in 1994. This amount was also recorded as a reduction to Cost of Products Sold.

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

    The Company's internal information systems have been inventoried and assessed. The Company believes its enterprise software in North America is fully Y2K compliant. Its North American hardware and operating system software are scheduled to be upgraded by April 30, 1999. In Europe, the Company believes that the internal information systems software and hardware are fully Y2K compliant. In the Pacrim, the Company believes that all critical systems are Y2K compliant.

    Embedded systems, specifically the Foxboro production system, which is used in the Company's resin facilities in Wisconsin and Kallo, Belgium, have been assessed and are currently awaiting upgrades. The Company expects to complete these upgrades by June 30, 1999.

    The Company is in the process of testing and upgrading its research and development equipment. Various systems have been upgraded. The Company expects to complete this testing by March 31, 1999 and to complete the remaining upgrades by June 30, 1999.

    Key suppliers were surveyed as to their Y2K compliance. Sixty-four percent of these suppliers in North America and eighty percent in Europe have responded that they are addressing the issue, and plan to be compliant. Meaningful responses from suppliers in the Pacrim have not yet been received. The Company will continue to seek assurances from suppliers that they will be Y2K compliant. The Company has initiated contingency planning and expects to finalize such plans for each of the areas identified above before yearend 1999.

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

    The Company expects costs associated with Y2K remediation to be approximately $250,000, which will be expensed as incurred and will not have a material impact on the financial position, results of operations or cash flow of the Company. To date, approximately $125,000 of such costs have been incurred.

    MARKET RISK. The Company is exposed to various market risks, including changing interest rates and foreign currency rates. At December 31, 1998, the Company had $129,000,000 in fixed rate long term debt, $27,800,000 in variable rate short term debt and $25,900,000 in variable rate short term deposits. The book value of all debt and deposits approximates market value. Based on the Company's overall interest rate exposure, a change in interest rates would not have a material impact on the consolidated financial position, results of operation or cash flows of the Company. Historically, the Company has not entered into interest rate protection agreements.

    The Company transacts approximately fifty percent of its business in various foreign currencies, primarily in Europe, the Pacrim and Canada. A significant change in currency rates could have a material effect on the consolidated financial position, results of operation or cash flows of the Company. The Company does not have any foreign currency related derivative instruments. A ten percent adverse change in foreign currency rates would decrease earnings by about $.04 per share.

    EURO. The Company has significant operations in Europe. During 1998, the Company addressed the impact of the Euro. The Company believes that it is fully prepared to transact business in the Euro and that the conversion from national currencies to the Euro will have no material impact on the consolidated financial position, results of operation or cash flows of the Company.

    EFFECTS OF INFLATION. The Company attempts to minimize the effects of inflation on sales and earnings by appropriately increasing selling prices and pursuing ongoing cost control programs and productivity improvements. In 1998, the effect of certain manufacturing and distribution cost increases were minimized by decreased raw material costs. The effects of inflation were minimized through increased manufacturing efficiencies and cost controls in 1997 and 1996.

    LOOKING FORWARD. Lawter management believes that the Company's prospects for growth of future sales and earnings are promising. While our markets continue to be highly competitive and European and Asian markets are experiencing difficulties, development of new markets, selective acquisitions, continued emphasis on research and development, improved raw material sourcing and cost effective utilization of our new production facilities, combined with the present program of streamlining operations, will position the Company for both medium and long-term gains in our strategic markets.

    This Form 10-K Annual Report contains forward-looking statements which are not historical facts. These statements involve risks and uncertainties that could cause actual results to differ materially, including, but not limited to, certain global and regional economic conditions and factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Quantitative and qualitative disclosures about market risk are included in this Form 10-K in Item 7 under the caption "Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Financial statements and supplementary data are included in this Form 10-K Annual Report as indicated in Item 14.

                   OPERATING RESULTS BY QUARTERS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)

                                                                                            NET EARNINGS
                                                                                      ------------------------
                                                                            GROSS
                                                             NET SALES     PROFIT      AMOUNT      PER SHARE
                                                             ----------  -----------  ---------  -------------
1997
March 31...................................................  $   50,140   $  15,616   $   5,938    $     .13
June 30....................................................      50,657      16,034       7,566          .17
September 30...............................................      50,411      16,014      17,099(1)         .37(1)
December 31................................................      55,331      15,436       6,723          .15
                                                             ----------  -----------  ---------          ---
                                                             $  206,539   $  63,100   $  37,326    $     .82
                                                             ----------  -----------  ---------          ---
                                                             ----------  -----------  ---------          ---
1998
March 31...................................................  $   52,755   $  15,820   $   6,391    $     .14
June 30....................................................      51,597      15,930       4,775          .14
September 30...............................................      53,024      16,148       5,046          .15
December 31................................................      55,467      17,035       5,253          .16
                                                             ----------  -----------  ---------          ---
                                                             $  212,843   $  64,933   $  21,465    $     .59
                                                             ----------  -----------  ---------          ---
                                                             ----------  -----------  ---------          ---

------------------------

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Reference is made to the Company's 1999 Proxy Statement under the heading "Election Of Directors" (hereby incorporated by reference) and Item 4A "Executive Officers of the Registrant" in Part I of this Form 10-K for this information.

ITEM 11. EXECUTIVE COMPENSATION.

    Reference is made to the Company's 1999 Proxy Statement under the heading "Executive Compensation" (hereby incorporated by reference) for this information.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Reference is made to the Company's 1999 Proxy Statement under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" (hereby incorporated by reference) for this information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Reference is made to the Company's 1999 Proxy Statement under the headings "Indebtedness of Management" and "Certain Relationships and Related Transactions" (hereby incorporated by reference) for this information.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) 1. Consolidated Financial Statements--

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                          -------------
Balance Sheets as of December 31, 1998 and 1997.........................................................           15
Statements of Earnings for the years ended December 31, 1998, 1997 and 1996.............................           16
Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996...........................           17
Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.................           18
Notes to the Consolidated Financial Statements for the years ended December 31, 1998, 1997 and 1996.....           19
Report of Independent Public Accountants................................................................           28

    (a) 2. Financial Statement Schedules--

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                          -------------
Report of Independent Public Accountants on Schedule....................................................           28
  II Valuation and Qualifying Accounts..................................................................           29

    All other schedules are not submitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

    (a) 3. Exhibits--

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

  (10)(a)  Lawter International, Inc. 401-K Profit Sharing Plan.*

      (b)  Lawter International, Inc. Nonqualified Deferred Compensation Plan.*

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

      (e)  The 1995 Amendment to the 1992 Non-Qualified Stock Option Plan(incorporated by reference to Exhibit (10)(e) of the Company's Annual Report on Form 10-K for the
           year ended December 31, 1997) (File No. 1-7558).*

      (f)  The 1997 Amendment to the 1992 Non-Qualified Stock Option Plan(incorporated by reference to Exhibit (10)(f) of the Company's Annual Report on Form 10-K for the
           year ended December 31, 1997) (File No. 1-7558).*

      (g)  1995 Non-Qualified Stock Option Plan for Non-Employee Directors (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated April 24,
           1995) (File No. 1-7558).*

      (h)  The 1997 Amendment to the 1995 Non-Qualified Stock Option Plan for Non-Employee
           Directors(incorporated by reference to Exhibit (10)(h) of the Company's Annual
           Report on Form 10-K for the year ended December 31, 1997) (File No. 1-7558).*

      (i)  Employment Agreement, dated October 24, 1996, between the Company and John P.
           O'Mahoney(incorporated by reference to Exhibit (10)(i) of the Company's Annual
           Report on Form 10-K for the year ended December 31, 1996) (File No. 1-7558).*

      (j)  Employment Agreement, dated October 24, 1996, between the Company and Mark W.
           Joslin(incorporated by reference to Exhibit (10)(j) of the Company's Annual Report on Form 10-K for the year ended December 31, 1996) (File No. 1-7558).*

      (k)  Employment Agreement, dated August 3, 1998, between the Company and Jacob F.
           Baarends.*

      (l)  Employment Agreement, dated October 29, 1998, between the Company and Nathan L.
           Goodnow.*

      (m)  Settlement Agreement and Release, dated September 17, 1998, between the Company and
           John P. Jilek.*

      (n)  Lawter International, Inc. Key Employee Investment Plan.*

(13)       Those portions of the Lawter International, Inc. and Subsidiaries' 1998 Annual
           Report to Stockholders which are incorporated by reference in this Form 10-K Annual
           Report.

(21)       Principal Subsidiaries of the Company.

(23)       Consent of Independent Public Accountants (included in this Form 10-K on page 28).

(27)       Financial Data Schedule for the year ended December 31, 1998.

------------------------

* These documents constitute all of the management contracts, compensatory plans or arrangements in which any director or executive officer participates.

    (b) There were no reports on Form 8-K filed during the fourth quarter of 1998.

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

    The foregoing undertaking is made in compliance with Form S-8, as amended as of July 13, 1990, and shall be incorporated by this reference into each Form S-8 of the registrant, including Registration Statements Nos. 33-24859, 33-61506, 2-84421 and 333-67337.

                           LAWTER INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share figures)

                                                                                                 DECEMBER 31
                                                                                           -----------------------
                                                                                              1998         1997
                                                                                           -----------  ----------
ASSETS
Current Assets:
Cash (Note 1)............................................................................  $    14,130  $    8,052
Time Deposits, Interest Bearing (Note 1).................................................       25,948      74,819
Accounts Receivable--less allowance for doubtful accounts of $593 in 1998 and $490 in
  1997...................................................................................       42,398      44,170
Inventories (Note 1).....................................................................       49,479      43,090
Prepaid Expenses.........................................................................        1,086       1,051
                                                                                           -----------  ----------
Total Current Assets.....................................................................  $   133,041  $  171,182
                                                                                           -----------  ----------
Property, Plant and Equipment (Notes 1 and 7):
Land.....................................................................................  $     6,670  $    6,982
Buildings................................................................................       34,505      34,476
Machinery and Equipment..................................................................       90,090      83,681
Construction in Progress.................................................................        3,338       2,312
                                                                                           -----------  ----------
                                                                                           $   134,603  $  127,451
Less Accumulated Depreciation............................................................       42,460      38,803
                                                                                           -----------  ----------
Net Property, Plant and Equipment........................................................  $    92,143  $   88,648
Other Assets (Note 1)....................................................................       29,066      16,354
                                                                                           -----------  ----------
Total....................................................................................  $   254,250  $  276,184
                                                                                           -----------  ----------
                                                                                           -----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable.........................................................................  $    13,577  $   12,324
Accrued Expenses.........................................................................       13,557      13,805
Short-term Borrowings (Note 8)...........................................................       27,790      22,993
Income Taxes Payable.....................................................................        1,408       4,099
                                                                                           -----------  ----------
Total Current Liabilities................................................................  $    56,332  $   53,221
                                                                                           -----------  ----------
Long-term Obligations (Note 7)...........................................................      129,050      29,050
Deferred Income Taxes (Note 4)...........................................................       35,344      32,556
                                                                                           -----------  ----------
Total Liabilities........................................................................  $   220,726  $  114,827
                                                                                           -----------  ----------
Stockholders' Equity (Note 3):
Preferred Stock--no par value, authorized 500,000 shares; none issued....................  $        --  $       --
Common Stock--$1.00 par value, authorized 120,000,000 shares; issued 45,533,335 shares...       45,533      45,533
Additional Paid-in Capital...............................................................       15,950      16,747
Common Stock, held in Treasury, at cost--11,503,130 shares...............................     (137,412)         --
Retained Earnings (Note 1)...............................................................      115,906     109,070
Accumulated Other Comprehensive Income (Translation Adjustments)(Note 10)................       (6,295)     (9,535)
Other....................................................................................         (158)       (458)
                                                                                           -----------  ----------
Total Stockholders' Equity...............................................................  $    33,524  $  161,357
                                                                                           -----------  ----------
Total....................................................................................  $   254,250  $  276,184
                                                                                           -----------  ----------
                                                                                           -----------  ----------

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           LAWTER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share figures)

                                                                                    YEARS ENDED DECEMBER 31
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Net Sales....................................................................  $  212,843  $  206,539  $  193,814
Cost of Products Sold........................................................     147,910     143,439     133,381
                                                                               ----------  ----------  ----------
Gross Profit.................................................................  $   64,933  $   63,100  $   60,433
Selling, Administrative, Research & Distribution Expenses....................      28,584      27,283      24,793
Subsidiary Closure Costs.....................................................          --       9,535          --
                                                                               ----------  ----------  ----------
Operating Income.............................................................  $   36,349  $   26,282  $   35,640
Investment Income............................................................       2,536       5,646       7,941
Interest Expense.............................................................      (8,219)     (3,313)     (3,027)
Sale of Affiliate (Note 6)...................................................          --      32,030          --
                                                                               ----------  ----------  ----------
Earnings Before Income Taxes.................................................  $   30,666  $   60,645  $   40,554
Provision for Income Taxes (Notes 1 and 4)...................................       9,201      23,319      11,779
                                                                               ----------  ----------  ----------
Net Earnings.................................................................  $   21,465  $   37,326  $   28,775
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net Earnings per Share (Note 1):.............................................  $      .59  $      .82  $      .64
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           LAWTER INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     YEARS ENDED DECEMBER 31
                                                                               -----------------------------------
                                                                                  1998         1997        1996
                                                                               -----------  ----------  ----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Earnings.................................................................  $    21,465  $   37,326  $   28,775
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating
  Activities--
  Depreciation and Amortization..............................................        6,233       5,832       5,499
  Deferred Income Taxes......................................................        3,088      (3,474)        433
  Undistributed Equity Income................................................           --      (1,456)     (2,583)
  Deferred Exchange Gain (Loss)..............................................         (810)      2,984      (1,327)
  Purchase of Marketable Securities..........................................           --          --     (23,202)
  Proceeds from Sales of Marketable Securities...............................           --       2,502      27,828
  Net Gain from Marketable Securities........................................           --          (2)       (605)
  Gain on Sale of Business...................................................           --        (738)         --
  Gain on Sale of Hach Company Common Stock..................................           --     (33,730)         --
  Write-off of Goodwill......................................................           --       4,236          --
(Increase) Decrease in Current Assets--
  Accounts Receivable........................................................        2,711         858      (4,983)
  Inventories................................................................       (4,451)      3,149          43
  Prepaid Expenses...........................................................            1         787         220
Increase (Decrease) in Current Liabilities--
  Accounts Payable...........................................................          964      (6,541)     (1,663)
  Accrued Expenses...........................................................         (452)     (3,651)       (367)
  Income Taxes Payable.......................................................       (3,275)      2,710      (2,815)
                                                                               -----------  ----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES....................................  $    25,474  $   10,792  $   25,253
                                                                               -----------  ----------  ----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Expenditures for Property, Plant and Equipment, net........................  $    (6,788) $  (10,485) $  (25,925)
  Purchase of Business, net of cash..........................................      (12,819)     (9,219)    (17,161)
  Proceeds from the Sale of Business.........................................           --       4,856          --
  Proceeds from Sale of Hach Company Common Stock............................           --      59,987          --
  Loans to Officers..........................................................          (23)        (24)       (478)
  Repayment of Officers' Loans...............................................          323          43          47
                                                                               -----------  ----------  ----------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES.........................  $   (19,307) $   45,158  $  (43,517)
                                                                               -----------  ----------  ----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Employee Stock Programs....................................................  $     3,063  $    2,220  $    2,929
  Repurchase of Common Stock.................................................     (141,272)         --          --
  Principal Payments on Long-term Obligations................................           --         (50)        (50)
  Proceeds from Long-term Borrowings.........................................      100,000          --      25,000
  Payment of Short-term Borrowings...........................................       (2,756)    (11,182)    (26,177)
  Proceeds from Short-term Borrowings........................................        6,120          --      26,013
  Cash Dividends Paid........................................................      (14,629)    (18,173)    (18,077)
                                                                               -----------  ----------  ----------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES.........................  $   (49,474) $  (27,185) $    9,638
  Effect of Exchange Rate Changes on Cash....................................          514        (825)       (123)
                                                                               -----------  ----------  ----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS..................................  $   (42,793) $   27,940  $   (8,749)
  Cash and Equivalents, Beginning of Year....................................       82,871      54,931      63,680
                                                                               -----------  ----------  ----------
  Cash and Equivalents, End of Year..........................................  $    40,078  $   82,871  $   54,931
                                                                               -----------  ----------  ----------
                                                                               -----------  ----------  ----------

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           LAWTER INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (in thousands, except per share figures)

                                                                                              ACCUMULATED
                                            COMMON     ADDITIONAL                                OTHER
                                           STOCK $1      PAID-IN     TREASURY     RETAINED   COMPREHENSIVE
                                           PAR VALUE     CAPITAL       STOCK      EARNINGS       INCOME        OTHER
                                          -----------  -----------  -----------  ----------  --------------  ---------
Years Ended December 31, 1996, 1997 and
  1998
Balance, January 1, 1996................   $  45,066    $  11,864   $        --  $   79,218    $   (2,914)   $     (45)
Add (deduct):
  Net Earnings..........................          --           --            --      28,775            --           --
  Cash Dividends Declared--$.40 per
    share...............................          --           --            --     (18,076)           --           --
  Exercise of Stock Options.............         283        2,847            --          --            --           --
  Loans to Officers (Note 3)                      --           --            --          --            --         (431)
  Unrealized Loss on Investments........          --           --            --          --            --          (60)
  Foreign Currency Translation
    Adjustments.........................          --           --            --          --          (912)          --
                                          -----------  -----------  -----------  ----------       -------    ---------
Balance, December 31, 1996..............   $  45,349    $  14,711   $        --  $   89,917    $   (3,826)   $    (536)
Add (deduct):
  Net Earnings..........................          --           --            --      37,326            --           --
  Cash Dividends Declared--$.40 per
    share...............................          --           --            --     (18,173)           --           --
  Exercise of Stock Options.............         184        2,036            --          --            --
  Loans to Officers (Note 3)............          --           --            --          --            --           18
  Unrealized Gain on Investments........          --           --            --          --            --           60
  Foreign Currency Translation
    Adjustments.........................          --           --            --          --        (5,709)          --
                                          -----------  -----------  -----------  ----------       -------    ---------
Balance, December 31, 1997..............   $  45,533    $  16,747   $        --  $  109,070    $   (9,535)   $    (458)
Add (deduct):
  Net Earnings..........................          --           --            --      21,465            --           --
  Cash Dividends Declared--$.40 per
    share...............................          --           --            --     (14,629)           --           --
  Key Employee Investment Plan..........          --         (797)        3,860          --            --           --
  Loans to Officers (Note 3)............          --           --            --          --            --          300
  Repurchase of Common Stock............          --           --      (141,272)         --            --           --
  Foreign Currency Translation
    Adjustments.........................          --           --            --          --         3,240           --
                                          -----------  -----------  -----------  ----------       -------    ---------
Balance, December 31, 1998..............   $  45,533    $  15,950   $  (137,412) $  115,906    $   (6,295)   $    (158)
                                          -----------  -----------  -----------  ----------       -------    ---------
                                          -----------  -----------  -----------  ----------       -------    ---------

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

  FOREIGN CURRENCY TRANSLATION

    All assets and liabilities of operations denominated in foreign currencies are translated at the rates of exchange in effect at the close of the year. Revenue and expense accounts are translated at the average exchange rates which were in effect during the year. Translation gains and losses are reported as a separate component of stockholders' equity and are not included in net earnings. Foreign currency transaction gains and losses continue to be an element in determining net earnings for the period. Foreign currency transaction gains (losses), included in selling, administrative, research and distribution expenses, were $(332,000) in 1998, $(321,000) in 1997 and $93,000 in 1996.
Revenues and expenses are also affected by fluctuations of currency rates from year to year. The effect of these rate fluctuations in 1998 when compared to 1997 and 1997 when compared to 1996 resulted in an unfavorable impact on operating results in addition to the transaction gains or losses reflected in net earnings.

  CONSOLIDATED STATEMENT OF CASH FLOWS

    The Company considers time deposits, which are highly liquid with an original maturity of three months or less, to be cash equivalents for purposes of the consolidated statements of cash flows. The carrying amount of cash and time deposits approximates fair market value. The Company paid interest of $8,320,000 in 1998, $4,462,000 in 1997 and $3,778,000 in 1996.

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

    Earnings per share of common stock are computed on the weighted average shares outstanding during the respective years (36,554,000 in 1998, 45,431,000 shares in 1997 and 45,175,000 shares in 1996). Net earnings per share would not be materially different from reported earnings per share if all outstanding stock options were exercised.

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

  RESEARCH AND DEVELOPMENT

    Research and development costs ($5,375,000 in 1998, $5,342,000 in 1997 and $5,049,000 in 1996) are charged to expense as incurred.

  INCOME TAXES

    The Company provides U.S. income taxes on earnings of those foreign subsidiaries which are intended to be remitted to the parent company. Undistributed earnings reinvested indefinitely in foreign subsidiaries totaled $27,937,000 at December 31, 1998. Income taxes paid during 1998, 1997 and 1996 amounted to $10,539,000, $23,295,000 and $13,595,000, respectively.

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

    At December 31, 1995, all of Lawter's marketable securities were classified as trading securities. Trading securities were reported at fair value, with changes in fair value included in earnings. The net unrealized holding loss included in income was $1,699,000 in 1996.

    For the purpose of determining realized gains and losses, the cost of securities sold was based upon specific identification.

  INVENTORIES

    The majority of the Company's domestic inventories are valued at last-in, first-out (LIFO) cost which is not in excess of net realizable value. The Company's other inventories aggregating $29,621,000 and $28,375,000 at December 31, 1998 and 1997, respectively, are valued at the lower of first-in, first-out
(FIFO) cost or market. The finished goods inventories include the cost of raw materials and manufacturing labor and overhead. Inventories are summarized as follows:

(IN THOUSANDS)                                                                                  1998       1997
--------------------------------------------------------------------------------------------  ---------  ---------
Raw Materials...............................................................................  $  26,694  $  21,132
Finished Goods..............................................................................     22,785     21,958
                                                                                              ---------  ---------
                                                                                              $  49,479  $  43,090
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    If the FIFO inventory valuation method had been used for all inventories, they would have been $3,614,000 and $4,259,000 higher than reported at December 31, 1998 and 1997, respectively.

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

NOTE 2--RETIREMENT PLANS

    The Company had in 1998, a contributory 401(k) profit sharing plan. In 1997 and 1996, the Company had contributory profit sharing plans and a non-contributory money purchase pension plan. The majority of domestic and Canadian employees are covered by one of these plans.

    Company contributions to these plans charged to operations were $391,000 in 1998, $478,000 in 1997 and $494,000 in 1996 and are funded on a current basis. There is no past service liability under these plans. The Company has no material postretirement or postemployment benefit obligations.

NOTE 3--COMMON STOCK

    SFAS No. 123, "Accounting for Stock-Based Compensation," permits either recording the estimated value of stock-based compensation over the applicable vesting period or continued application of APB Opinion No. 25 with disclosure on a pro forma basis of information for the unrecorded cost and related effect on earnings per share in the Notes to the Financial Statements. The Company applies the standard on a pro forma basis. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant dates for awards consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below.

(IN THOUSANDS)                                                                       1998       1997       1996
---------------------------------------------------------------------------------  ---------  ---------  ---------
Net earnings--as reported........................................................  $  21,465  $  37,326  $  28,775
Net earnings--pro forma..........................................................     21,037     37,054     28,292
Earnings per share--as reported..................................................  $     .59  $     .82  $     .64
Earnings per share--pro forma....................................................        .58        .82        .63

    The Company has two fixed stock option plans for officers, directors and other key employees. Options may be granted at prices not less than the fair market value at the date of grant. Options expire ten years from the date of grant and are exercisable one year after the date of grant.

    The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were made in estimating the fair value: dividend yield of 4.1%, 3.3% and 3.6% in 1998, 1997 and 1996, respectively; expected volatility of 31.8% in 1998, 22.0% in 1997 and 18.1% in 1996; risk-free interest rate of 5.1% in 1998, and 5.8% in 1997 and 1996; and expected lives of 5 years.

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

                                                                                                          WEIGHTED
                                                                                             NUMBER OF     AVERAGE
                                                                                               SHARES       PRICE
                                                                                             ----------  -----------
Outstanding January 1, 1996................................................................   2,020,313   $   11.85
Granted....................................................................................     233,250       11.29
Exercised..................................................................................    (282,149)      10.38
Forfeited or Expired.......................................................................    (160,864)      11.91
                                                                                             ----------
Outstanding December 31, 1996..............................................................   1,810,550       12.00
Granted....................................................................................     205,000       11.86
Exercised..................................................................................    (184,800)      12.01
Forfeited or Expired.......................................................................     (63,375)      12.10
                                                                                             ----------
Outstanding December 31, 1997..............................................................   1,767,375       11.97
Granted....................................................................................     568,415        9.95
Exercised..................................................................................          --          --
Forfeited or Expired.......................................................................    (109,325)      12.23
                                                                                             ----------
Outstanding December 31, 1998..............................................................   2,226,465       11.44
                                                                                             ----------
Exercisable December 31, 1996..............................................................   1,608,550       12.08
Exercisable December 31, 1997..............................................................   1,568,500       11.71
Exercisable December 31, 1998..............................................................   1,665,100       10.41

                                                                 1998              1997               1996
                                                           ----------------  -----------------  -----------------
Price range at end of year...............................   $7.63 to 14.38    $10.75 to 14.38    $11.00 to 14.38
Price range for exercised shares.........................        N/A          $11.25 to 13.25    $9.29 to 10.41
Options available for grant at end of year...............      378,735            843,825            992,950
Weighted average remaining contractual life at the end of
  the year...............................................      7 Years            7 Years            8 Years

NOTE 4--PROVISION FOR INCOME TAXES

    The Company uses the asset and liability method to account for income taxes.

    Pre-tax earnings were as follows:

(IN THOUSANDS)                                                                       1998       1997       1996
---------------------------------------------------------------------------------  ---------  ---------  ---------
United States....................................................................  $  17,087  $  56,758  $  25,483
Foreign..........................................................................     13,579      3,887     15,071
                                                                                   ---------  ---------  ---------
                                                                                   $  30,666  $  60,645  $  40,554
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    The provisions (benefits) for income taxes were as follows:

(IN THOUSANDS)                                                                       1998       1997       1996
---------------------------------------------------------------------------------  ---------  ---------  ---------
Currently payable:
United States:
  Federal........................................................................  $   3,819  $  19,871  $   8,667
  State..........................................................................      1,340      4,009      1,180
Foreign..........................................................................        924      1,650      1,481
                                                                                   ---------  ---------  ---------
Total Current....................................................................      6,083     25,530     11,328
                                                                                   ---------  ---------  ---------
Deferred:
Excess of tax over book depreciation.............................................      4,632      3,952      1,556
Undistributed earnings of the equity investment..................................         --     (6,148)       904
Undistributed earnings of foreign subsidiaries...................................     (1,353)        --     (2,560)
Other............................................................................       (161)       (15)       551
                                                                                   ---------  ---------  ---------
Total Deferred...................................................................      3,118     (2,211)       451
                                                                                   ---------  ---------  ---------
                                                                                   $   9,201  $  23,319  $  11,779
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    Temporary differences that gave rise to the deferred tax liability at December 31, 1998 were as follows:

(IN THOUSANDS)
-----------------------------------------------------------------------------------
Undistributed earnings of foreign subsidiaries.....................................  $  24,618
Excess of tax over book depreciation...............................................     12,488
Other..............................................................................     (1,762)
                                                                                     ---------
                                                                                     $  35,344
                                                                                     ---------
                                                                                     ---------

    The Company's earnings from manufacturing operations in Waterford, Ireland were tax exempt until 1990 and will have a 10% tax rate through 2010.

    The total "Provision for Income Taxes" represents an effective tax rate of 30.0% for 1998, 38.5% for 1997 and 29.0% for 1996. The differences from the U.S. statutory rate for 1998, 1997 and 1996 were as follows:

(IN THOUSANDS)                                                                       1998       1997       1996
---------------------------------------------------------------------------------  ---------  ---------  ---------
Computed tax provision at 35%....................................................  $  10,733  $  21,226  $  14,194
Increase (decrease) in tax provision resulting from:
Waterford, Ireland operation.....................................................     (1,727)    (1,144)    (1,884)
Inclusion of state & local income taxes (net of Federal income taxes)............        871      2,606        787
Goodwill write off...............................................................         --      1,483         --
Foreign currency translation adjustment write off................................         --      1,606         --
Other foreign operations.........................................................        139     (1,033)      (710)
Other............................................................................       (815)    (1,425)      (608)
                                                                                   ---------  ---------  ---------
Provision for Income Taxes.......................................................  $   9,201  $  23,319  $  11,779
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

NOTE 5--RESTRUCTURING CHARGES

    In the fourth quarter of 1995, a new management team was formed. The new management, taking into account a change in market conditions, developed a new corporate strategy. Part of the decision making process included an evaluation of the feasibility of continuing to utilize older manufacturing facilities. With the anticipated completion of construction of the new ink vehicle and resin facility in Belgium combined with the new ink vehicle and resin facility in the
U. S., the Company decided to implement a restructuring plan. This plan included the decommissioning of older ink vehicle and resin plants. These restructuring activities commenced in the fourth quarter of 1995 and were substantially completed as of the end of 1997.

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

NOTE 7--LONG-TERM OBLIGATIONS

    Long-term obligations were as follows:

(IN THOUSANDS)                                                              1998       1997
-----------------------------------------------------------------------  ----------  ---------
Series 1993-LI IDB Bond................................................  $    4,000  $   4,000
Series 1978-A IDB Bond.................................................          50         50
                                                                         ----------  ---------
Net long-term bonds payable............................................       4,050      4,050
Prudential Shelf Agreement.............................................     125,000     25,000
                                                                         ----------  ---------
Total long-term obligations............................................  $  129,050  $  29,050
                                                                         ----------  ---------
                                                                         ----------  ---------

    In December of 1995, the Company entered into a private shelf agreement with Prudential Capital Group under which it may borrow up to $125,000,000. The shelf agreement provides for promissory notes to mature no more than 15 years after the original date of issuance, which was December 6, 1995. On January 5, 1996, the Company borrowed $25,000,000 at an interest rate of 6.33%, with the repayment of principal on January 6, 2003. On April 1, 1998, the Company borrowed an additional $100,000,000 at an interest rate of 6.91%, with principal to be repaid in five annual installments of $20,000,000 each beginning April 1, 2006, with a final maturity date of April 1, 2010. There are various covenants related to this agreement. At December 31, 1998, the Company was in compliance with these covenants.

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

    Costs capitalized under these leases were $8,500,000 as of December 31, 1998 and 1997. The capitalized costs are being depreciated over the estimated useful lives of the individual assets.

    At December 31, 1998, the future lease payments under the capitalized leases relating to the Industrial Revenue Bonds were as follows:

(IN THOUSANDS)
--------------------------------------------------------------------------------------------------------
1999....................................................................................................  $     270
2000....................................................................................................        270
2001....................................................................................................        270
2002....................................................................................................        270
2003....................................................................................................        323
Later years.............................................................................................      5,536
                                                                                                          ---------
Total minimum lease payments............................................................................      6,939
Less interest...........................................................................................     (2,889)
                                                                                                          ---------
Present value of minimum lease payments.................................................................  $   4,050
                                                                                                          ---------
                                                                                                          ---------

    Operating leases are not significant.

NOTE 8--COMMITMENTS AND CONTINGENCIES

    The Company has unsecured lines of credit for short term borrowings of approximately $63,000,000 at December 31, 1998. During 1998, average borrowings were $25,323,000 against these lines of credit and the weighted average interest rate was 4.58%. In 1997, average borrowings were $32,318,000 and the weighted average interest rate was 4.08%. In 1996, average borrowings were $36,370,000 and the weighted average interest rate was 4.48%. There are no significant commitment fees or compensating balance requirements relating to these lines of credit.

    The Company from time to time is subject to claims brought on behalf of both private persons and governmental agencies. Management and the Company's general counsel are not aware of any claim where the disposition of such claim is expected to have a material adverse effect upon the Company's consolidated financial position.

    On November 17, 1998, officers and other key employees purchased 349,972 shares of Lawter Common Stock through the Company's Key Employee Investment Plan at the then market price of $8.75 per share. Under the terms and conditions of the plan, the employees took out personal loans that are guaranteed by the Company to purchase the stock, and must hold the stock for a period of three years unless the employee separates from the Company or there is a change in control of the Company.

NOTE 9--SEGMENT INFORMATION

    In accordance with Statement of Financial Accounting Standards No. 131 "Segment Reporting," the Company has concluded that it operates primarily in one segment, the specialty polymers segment, since all of its revenues are derived from the manufacture and sale of its specialty polymers. Within this segment, the Company has two main product lines, printing ink vehicles and slip additives, and synthetic and hydrocarbon resins. These products are manufactured, warehoused and sold using essentially the same systems, sales force and distribution network.

    Lawter's total business is broken down into three geographical areas: North America, Europe and the Pac Rim. North America sales include sales to the United States, Canada, Mexico, Central America and South America. European sales include sales to Europe, the Mid East and Africa. Pac Rim sales include sales to China, Japan, Singapore, Taiwan and other countries in the region. The Company sells the majority of its products to both large and small ink companies. Lawter is a major supplier of printing ink vehicles and resins for printing inks and, therefore, sells substantial quantities to larger ink companies around the world. One customer whose purchases are made for a wide variety of specialized products at multiple locations through numerous companies in various countries approximated twenty-three percent of sales in 1998, twenty-two percent of sales in 1997, and nineteen percent of sales in 1996.

    Transfers between geographic areas are not material. Corporate earnings before tax is the net of the gain on the sale of the Hach Company common stock, investment income, interest expense and corporate expenses. Identifiable assets are those assets used exclusively in the operations of each geographic area. Corporate assets are principally comprised of time deposits, and other assets. The contribution of European operations to net earnings is greater than their contribution to earnings before tax principally due to the Waterford, Ireland operation discussed in Note 4.

    Information about the Company's operations by geographic region for the years ended December 31, 1998, 1997 and 1996 is shown in the table below.

(IN THOUSANDS)                                                                    1998        1997        1996
-----------------------------------------------------------------------------  ----------  ----------  ----------
Net Sales: (based on location of customer)
North America................................................................  $  110,436  $  101,389  $   98,375
Europe.......................................................................      87,834      91,170      83,464
Pac Rim......................................................................      14,573      13,980      11,975
                                                                               ----------  ----------  ----------
Total........................................................................  $  212,843  $  206,539  $  193,814
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Earnings Before Tax:
North America................................................................  $   26,217  $   25,754  $   24,947
Europe.......................................................................      11,540       5,912      11,113
Pac Rim......................................................................       1,205       1,340       1,368
Corporate....................................................................      (8,296)     27,639       3,126
                                                                               ----------  ----------  ----------
Total........................................................................  $   30,666  $   60,645  $   40,554
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Identifiable Assets:
North America................................................................  $   76,530  $   69,339  $   72,418
Europe.......................................................................      99,448      98,842     116,320
Pac Rim......................................................................      19,188      10,915      10,062
Corporate....................................................................      59,084      97,088      94,323
                                                                               ----------  ----------  ----------
Total........................................................................  $  254,250  $  276,184  $  293,123
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

NOTE 10--NEW ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and paid-in capital in the equity section of a statement of financial position. Unrealized translation adjustments is currently the only type of other comprehensive income that the Company has.

    Unrealized foreign currency translation adjustments were as follows:

                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
Unrealized Translation Adjustments arising in period.................................  $   3,942  $  (6,074) $    (839)
Tax Benefit (Expense)................................................................       (702)       365        (73)
                                                                                       ---------  ---------  ---------
Net of Tax Amount....................................................................  $   3,240  $  (5,709) $    (912)
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    The Company adopted Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" in 1998. Note 2 addresses the disclosure requirements of this Statement.

    The Company will adopt Statement of Financial Accounting Standards No.133 "Accounting for Derivative Instruments and Hedging Activities" in 1999. SFAS No. 133 will have no significant impact since no derivatives are in use at this time.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Lawter International, Inc.:

    We have audited the accompanying consolidated balance sheets of Lawter International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lawter International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

    The schedule listed in the index on page 13 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois,
February 8, 1999

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation by reference of our report dated February 8, 1999, included (or incorporated by reference) in this Annual Report of Lawter International, Inc. and Subsidiaries on Form 10-K for the year ended December 31, 1998, into the Company's previously filed Registration Statements on Forms S-3 (File No. 33-24165), S-8 (File No. 33-24859), S-8 (File No. 33-61506), S-8 (File No. 2-84421) and S-8 (File No.
333-67337).

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois,
March 26, 1999

                  LAWTER INTERNATIONAL, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (in thousands)

ALLOWANCES FOR DOUBTFUL ACCOUNTS                                                            1998       1997       1996
----------------------------------------------------------------------------------------  ---------  ---------  ---------
Balance at beginning of year............................................................  $     490  $     743  $     636
  Additions (credited)/charged to earnings..............................................        208       (102)       166
  Additions/(deductions) for accounts written off, net of recoveries....................       (105)      (151)       (59)
                                                                                          ---------  ---------  ---------
Balance at end of year..................................................................  $     593  $     490  $     743
                                                                                          ---------  ---------  ---------
                                                                                          ---------  ---------  ---------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LAWTER INTERNATIONAL, INC.
                                               (Registrant)

                                          /s/ JOHN P. O'MAHONEY
                                ------------------------------------------
                                            John P. O'Mahoney
                                        Chairman of the Board and
                                         Chief Executive Officer
                                      (Principal Executive Officer)

                                            /s/ MARK W. JOSLIN
                                ------------------------------------------
                                              Mark W. Joslin
                                  Chief Financial Officer and Treasurer
                                         (Principal Financial and
                                           Accounting Officer)

Date: March 26, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             NAME                          TITLE                    DATE
------------------------------  ---------------------------  -------------------

     /s/ WILLIAM P. CLARK                Director
------------------------------                                 March 26, 1999
       William P. Clark

    /s/ ARTHUR A. HARTMAN                Director
------------------------------                                 March 26, 1999
      Arthur A. Hartman

     /s/ LEONARD P. JUDY                 Director
------------------------------                                 March 26, 1999
       Leonard P. Judy

    /s/ RICHARD D. NORDMAN               Director
------------------------------                                 March 26, 1999
      Richard D. Nordman

    /s/ JOHN P. O'MAHONEY                Director
------------------------------                                 March 26, 1999
      John P. O'Mahoney

   /s/ FRED G. STEINGRABER               Director
------------------------------                                 March 26, 1999
     Fred G. Steingraber

    Registrant's 1998 Annual Report to Stockholders, some portions of which have been incorporated by reference in this Form 10-K, has been sent to each stockholder and was included with this report to the Securities and Exchange Commission.