Form 10-Q
period 1999-03-31
LAWTER INTERNATIONAL INC
filed 1999-05-12
CIK 58091

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ________________

Commission File Number:  1-7558


                           LAWTER INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                       36-1370818
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)


                8601 95th Avenue; Pleasant Prairie, Wisconsin  53142
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

     Common stock $1.00 par value per share - 33,068,076 shares outstanding as of April 30, 1999.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Lawter International, Inc. and Subsidiaries as of March 31, 1999 and December 31, 1998 and the results of their operations for the three months ended March 31, 1999 and 1998, and the statements of cash flows for the three months ended March 31, 1999 and 1998, have been included. It should be noted that these interim statements are based on certain annual estimates such as the final level of LIFO inventories and the provision for income taxes. These and other similar items may be subject to year end adjustments. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                   Lawter International, Inc. and Subsidiaries
                        Condensed Statements of Earnings
                              (Shown in thousands)
                                                    Three Months Ended March 31
                                                    ---------------------------

                                                      1999               1998
                                                    --------           --------
Net Sales                                           $ 55,102           $ 52,755
Cost of Products Sold                                 38,014             36,935
                                                    --------           --------
    Gross Margin                                    $ 17,088           $ 15,820
Selling, Admin. Research and
  Distribution Expenses                                7,229              7,017
                                                    --------           --------
    Income from Operations                          $  9,859           $  8,803
Investment Income                                        360              1,072
Interest Expense                                      (2,408)              (745)
                                                    --------           --------
    Earnings before Income Taxes                    $  7,811          $   9,130

Provision for Income Taxes                             2,343              2,739
                                                    --------           --------
    Net Earnings                                    $  5,468           $  6,391
                                                    ========           ========

Earnings per Share of Common Stock (Note 2)         $    .17           $    .14

Dividends per Share of Common Stock                 $    .10           $    .10

Weighted Average Shares Outstanding                   33,068             45,533

The accompanying notes to the condensed financial statements are an integral part of these statements.

                   Lawter International, Inc. and Subsidiaries
                            Condensed Balance Sheets
                              (Shown in thousands)

                                                   March 31          December 31
                                                   --------          -----------
Assets                                               1999                1998
--------                                           --------            --------
Current Assets
      Cash                                         $ 14,189           $  14,130
      Time Deposits                                  29,636              25,948
      Accounts Receivable (net)                      41,612              42,398
      Inventories (Note 1)
             Raw Materials                           22,964              26,694
             Finished Goods                          21,363              22,785
      Prepaid Expenses                                1,188               1,086
                                                   --------            --------
                Total Current Assets               $130,952            $133,041
                                                   --------            --------
Property, Plant and Equipment                      $130,911            $134,603
      Less Accumulated Depreciation                 (42,708)            (42,460)
                                                   --------            --------
                Net Property                       $ 88,203            $ 92,143
                                                   --------            --------
Intangibles and Other Assets                       $ 27,367            $ 29,066
                                                   --------            --------
                Total Assets                       $246,522            $254,250
                                                   ========            ========
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
      Accounts Payable                             $ 12,718            $ 13,577
      Short-Term Borrowings                          25,263              27,790
      Accrued Expenses                               12,360              13,557
      Income Taxes Payable                            1,633               1,408
                                                   --------            --------
                Total Current Liabilities          $ 51,974            $ 56,332
                                                   --------            --------
Deferred Income Taxes                              $ 35,816            $ 35,344
                                                   --------            --------
Long-Term Obligations                              $129,050            $129,050
                                                   --------            --------
                Total Liabilities                  $216,840            $220,726
                                                   --------            --------
Stockholders' Equity
      Preferred Stock (None Issued)                $    ---            $    ---
      Common Stock                                   45,533              45,533
      Additional Paid-in Capital                     15,950              15,950
      Common Stock, held in Treasury               (137,412)           (137,412)
      Retained Earnings                             118,067             115,906
      Cumulative Translation Adjustments            (12,296)             (6,295)
      Other                                            (160)               (158)
                                                   --------            --------
                Net Stockholders' Equity           $ 29,682            $ 33,524
                                                   --------            --------
                Total Liabilities and Equity       $246,522            $254,250
                                                   ========            ========

The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

                   Lawter International, Inc. and Subsidiaries
                       Condensed Statements of Cash Flows
                              (Shown in thousands)

                                                    Three Months Ended March 31
                                                    ---------------------------

                                                      1999               1998
                                                    --------           --------
Cash Flow from Operating Activities:
    Net Earnings                                    $  5,468           $  6,391
Adjustments to Reconcile Net Earnings to
  Net Cash Provided by Operating Activities-
    Depreciation and Amortization                      1,615              1,482
    Deferred Exchange Gain (Loss)                      1,523                205
    Gain on Sale of Fixed Assets                          (9)               ---
    (Increase) Decrease in Current Assets-
    Accounts Receivable                                 (864)             1,096
    Inventories                                        2,849             (6,029)
    Prepaid Expenses                                    (178)            (1,210)
Increase (Decrease) in Current Liabilities-
    Accounts Payable                                      96               (803)
    Accrued Expenses                                    (916)              (603)
    Income Taxes Payable                               1,163                770
                                                    --------           --------
Net Cash Provided by (Used for) Operating
    Activities                                      $ 10,747           $  1,299
                                                    --------           --------
Cash Flow from Investing Activities:
    Expenditures for Property, Plant
      & Equipment - Net                             $ (1,584)          $   (452)
    Purchase of Business - Net                           ---             (3,200)
    Loans to Officers                                                        (6)
    Repayment of Officers' Loans                         224                ---
                                                    --------           --------
Net Cash Used for Investing Activities              $ (1,360)          $ (3,658)
                                                    --------           --------
Cash Flow from Financing Activities:
    Proceeds from Short-Term Borrowings             $    500           $  1,197
    Payment of Short-Term Borrowings                  (1,390)               ---
    Cash Dividends Paid                               (3,312)            (4,553)
                                                    --------           --------
Net Cash Provided by (Used for) Financing
    Activities                                      $ (4,202)          $ (3,356)
                                                    --------           --------
Effect of Exchange Rate Changes on Cash             $ (1,441)          $   (128)
                                                    --------           --------
Increase (Decrease) in Cash and Equivalents         $  3,744           $ (5,843)
Cash and Equivalents, Beginning of Period             40,078             82,871
                                                    --------           --------
Cash and Equivalents, End of Period                 $ 43,822           $ 77,028
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

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that point, interim LIFO determinations, including that at March 31, 1999, must necessarily be based on management's estimates of expected year end inventory levels and costs. Such future estimates of inventory levels and prices are subject to many forces beyond the control of management.

Note 2.  Earnings per Share

Earnings per share of common stock are computed on the weighted average shares outstanding during the respective periods. Net earnings per share would not be materially different from reported earnings per share if all outstanding stock options were exercised.

Note 3.  Comprehensive Income

Lawter's comprehensive earnings were as follows:

(In $000's)                                    Three Months Ended March 31
                                               ---------------------------

                                                 1999               1998
                                               --------           --------
Net Earnings                                   $ 5,468            $ 6,391
Unrealized Translation Adjustments              (6,001)            (2,043)
                                               --------           --------
Total Comprehensive Income                     $  (533)           $ 4,348
                                               ========           ========

Note 3.  New Accounting Pronouncements

In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Start-up Pre-Operating and Organization Costs." This statement requires start-up costs to be expensed as incurred versus the current practice of capitalizing these costs. This statement has been adopted in the first quarter of 1999 and has no significant impact on the financial position, results of operations or cash flows of the Company.

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement has been adopted in the first quarter of 1999 and has no significant impact on the financial position, results of operations or cash flows of the Company as no derivatives are in use at this time.

In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for Software Development Costs." This statement requires the Company to capitalize certain direct internal and direct external costs in connection with software development projects. This statement has been adopted in the first quarter of 1999 and has no significant impact on the financial position, results of operations or cash flows of the Company.

Note 4.  Subsequent Event

     On April 28, 1999, the Company and Eastman Chemical Company ("Parent") announced that they had entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Lipstick Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Parent ("Purchaser"), will commence a cash tender offer (the "Offer"), to purchase all the issued and outstanding shares of common stock of the Company, $1.00 par value per share (the "Shares"), at a price of $12.25 per Share, net to the seller in cash, without interest thereon, subject to the terms and conditions of the Offer. The obligation of Purchaser to accept for payment or pay for Shares is subject to the satisfaction of the condition that there shall be validly tendered in accordance with the terms of the Offer prior to the expiration date of the Offer and not withdrawn a number of Shares which, together with the Shares then owned by Parent and Purchaser, represents at least a majority of the Shares outstanding on a fully diluted basis, and certain other conditions. The Merger Agreement provides that, following the consummation of the Offer, upon the satisfaction or waiver of certain conditions, Purchaser will be merged with and into the Company (the "Merger"), with the Company continuing as the surviving corporation (the "Surviving Corporation"). In the Merger, each Share outstanding immediately prior to the effective time of the Merger (other than Shares held in the treasury of the Company, Shares owned by Parent, Purchaser or any other wholly owned subsidiary of Parent, or Shares held by stockholders who properly perfect their dissenters' rights under the Delaware General Corporation Law) will be converted, by virtue of the Merger and without any action by the holder thereof, into the right to receive $12.25 per Share (or any higher price paid per Share in the Offer) (the "Offer Price"), net to the seller in cash, without interest thereon.

     In connection with the Merger Agreement and pursuant to a Stock Option Agreement dated as of April 28, 1999 among the Company, Parent and Purchaser, the Company has granted Purchaser an irrevocable option to purchase up to that number of newly issued Shares equal to the number of Shares (not to exceed 19.9% of the number of Shares outstanding on April 28, 1999) that, when added to the number of Shares owned by Purchaser and its affiliates immediately following consummation of the Offer, shall constitute 90% of the Shares then outstanding on a fully diluted basis (giving effect to the issuance of such option shares) for a consideration per option share equal to the Offer Price.
As of April 28, 1999, there were approximately 33,000,000 Shares issued and outstanding. The transaction is subject to various regulatory approvals, including Hart-Scott-Rodino clearance, and to the satisfaction of certain other conditions, and also provides for the payment of a break-up fee and reimbursement of certain expenses under certain conditions.

     On May 4, 1999, the Purchaser commenced the Offer, and the Company filed with the Securities and Exchange Commission a Statement on Schedule 14D-9 which contains additional information concerning the Offer and the Merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Lawter's cash and equivalents, net of short-term borrowings, increased $6,300,000 from $12,300,000 at December 31, 1998 to $18,600,000 at March 31,
1999. The increase in cash was the result of Earnings for the quarter and a reduction in inventory levels. Management believes that the Company's cash reserves will be adequate for its currently foreseeable working capital needs and future capital expenditures.

Capital expenditures in the near future will include funds for improved raw material sourcing and product line expansion as well as additions to and maintenance of existing facilities.

Results of Operations

SALES. The Company's consolidated net sales increased 4% in the first quarter of 1999 when compared to the first quarter of 1998 due to a 9% increase in sales volume and a weaker U.S. dollar versus European and Asian currencies partially offset by a change in product mix and pricing which caused average selling prices to be lower. Included in the first quarter sales were the sales of Rokramar, Inc., which was purchased on December 31, 1998. Excluding Rokramar, consolidated net sales decreased 2%, reflecting weak market conditions in Europe.

GROSS MARGINS. Gross margins as a percent of net sales were 31.0% and 30.0% for the quarters ended March 31, 1999 and 1998, respectively. The gross margin in 1999 increased compared to 1998 due to favorable raw material sourcing and a change in product mix to higher margin products. This increase was partially offset by the addition of Rokramar which will initially have low margins as a result of certain products being toll processed for the Company. Over the next two years, the Company plans to take this production internal.

SELLING, ADMINISTRATIVE, RESEARCH AND DISTRIBUTION EXPENSES. Selling, administrative, research and distribution expenses increased from $7,017,000 in the quarter ended March 31, 1998 to $7,229,000 in the quarter ended March 31, 1999. This increase was principally due to the addition of Rokramar and higher sales volume domestically, partially offset by foreign exchange transaction gains in 1999.

INVESTMENT INCOME. Net investment income in the quarter ended March 31, 1999 decreased from the quarter ended March 31, 1998 due primarily to the repurchase of the shares of the Company's Common Stock from the estate of Daniel J. Terra in April of 1 998.

INTEREST EXPENSE. The Company financed the majority of the repurchase of the Company's Common Stock with a $100,000,000 note issued to Prudential Insurance Company of America in April of 1998 resulting in the increase in interest expense from the first quarter of 1998 to the first quarter of 1999.

INCOME TAXES. The effective tax rate was comparable at 30.0% for each of the three months ended March 31, 1999 and 1998.

Other Matters

SUBSEQUENT EVENT. On April 28, 1999, the Company and Eastman Chemical Company ("Parent") announced that they had entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Lipstick Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Parent ("Purchaser"), will commence a cash tender offer (the "Offer"), to purchase all the issued and outstanding shares of common stock of the Company, $1.00 par value per share (the "Shares"), at a price of $12.25 per Share, net to the seller in cash, without interest thereon, subject to the terms and conditions of the Offer. The obligation of Purchaser to accept for payment or pay for Shares is subject to the satisfaction of the condition that there shall be validly tendered in accordance with the terms of the Offer prior to the expiration date of the Offer and not withdrawn a number of Shares which, together with the Shares then owned by Parent and Purchaser, represents at least a majority of the Shares outstanding on a fully diluted basis, and certain other conditions. The Merger Agreement provides that, following the consummation of the Offer, upon the satisfaction or waiver of certain conditions, Purchaser will be merged with and into the Company (the "Merger"), with the Company continuing as the surviving corporation (the "Surviving Corporation"). In the Merger, each Share outstanding immediately prior to the effective time of the Merger (other than Shares held in the treasury of the Company, Shares owned by Parent, Purchaser or any other wholly owned subsidiary of Parent, or Shares held by stockholders who properly perfect their dissenters' rights under the Delaware General Corporation
Law) will be converted, by virtue of the Merger and without any action by the holder thereof, into the right to receive $12.25 per Share (or any higher price paid per Share in the Offer) (the "Offer Price "), net to the seller in cash, without interest thereon.

     In connection with the Merger Agreement and pursuant to a Stock Option Agreement dated as of April 28, 1999 among the Company, Parent and Purchaser, the Company has granted Purchaser an irrevocable option to purchase up to that number of newly issued Shares equal to the number of Shares (not to exceed 19.9% of the number of Shares outstanding on April 28, 1999) that, when added to the number of Shares owned by Purchaser and its affiliates immediately following consummation of the Offer, shall constitute 90% of the Shares then outstanding on a fully diluted basis (giving effect to the issuance of such option shares) for a consideration per option share equal to the Offer Price.
As of April 28, 1999, there were approximately 33,000,000 Shares issued and outstanding. The transaction is subject to various regulatory approvals, including Hart-Scott-Rodino clearance, and to the satisfaction of certain other conditions, and also provides for the payment of a break-up fee and reimbursement of certain expenses under certain conditions.

     On May 4, 1999, the Purchaser commenced the Offer, and the Company filed with the Securities and Exchange Commission a Statement on Schedule 14D-9 which contains additional information concerning the Offer and the Merger.

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

        The Company's internal information systems have been inventoried and assessed. The Company believes its enterprise software in North America is fully Y2K compliant. Its North American hardware and operating system software are scheduled to be upgraded by August 31, 1999. In Europe, the Company believes that the internal information systems software and hardware are fully Y2K compliant. In the Pacrim, the Company believes that all critical systems are Y2K compliant.

        Embedded systems, specifically the Foxboro production system, which is used in the Company's resin facilities in Wisconsin and Kallo, Belgium, have been assessed and are currently awaiting upgrades. The Company expects to complete these upgrades by August 31, 1999.

        The Company is in the process of testing and upgrading its research and development equipment. The Company has completed this testing and certain systems have been upgraded. The remaining upgrades are expected to be completed by June 30, 1999 .

        Key suppliers were surveyed as to their Y2K compliance. Eighty-four percent of these suppliers in North America and eighty-eight percent in Europe have responded that they are addressing the issue, and plan to be compliant. Meaningful responses from suppliers in the Pacrim have not yet been received. The Company will continue to seek assurances from suppliers that they will be Y2K compliant. The Company has initiated contingency planning and expects to finalize such plans for each of the areas identified above before yearend 1999.

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

        The Company expects costs associated with Y2K remediation to be approximately $250,000, which will be expensed as incurred and will not have a material impact on the financial position, results of operations or cash flow of the Company. To date, approximately $150,000 of such costs have been incurred.

Market Risk. The Company is exposed to various market risks, including changing interest rates and foreign currency rates. At March 31, 1999, the Company had $129,000,000 in fixed rate long term debt, $29,600,000 in variable rate short term debt and $25,300,000 in variable rate short term deposits. The book value of all debt and deposits approximates market value. Based on the Company's overall interest rate exposure, a change in interest rates would not have a material impact on the consolidated financial position, results of operation or cash flows of the Company. Historically, the Company has not entered into interest rate protection agreements.

        The Company transacts approximately fifty percent of its business in various foreign currencies, primarily in Europe, the Pacrim and Canada. A significant change in currency rates could have a material effect on the consolidated financial position, results of operation or cash flows of the Company. The Company does not have any foreign currency related derivative instruments. A ten percent adverse change in foreign currency rates would decrease annual earnings by about $.04 per share.

        Euro. The Company has significant operations in Europe. During 1998, the Company addressed the impact of the Euro. The Company has conducted business in the Euro and believes that it is fully prepared to further transact business in the Euro and that the conversion from national currencies to the Euro has not and will not have a material impact on the consolidated financial position, results of operation or cash flows of the Company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Quantitative and qualitative disclosures about market risk are included in this Form 10-Q in Item 2 under the caption "Market Risk."

                         PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  (2)    Agreement and Plan of Merger, dated as of April 27, 1999 by and among Eastman Chemical Company, Lipstick Acquisition Corp. and the Company
(incorporated by reference to Current Report on Form   8-K, filed by Eastman
Chemical Company on May 3, 1999).
     (27)   Financial Data Schedule.

(b) On April 29, 1999, the Company filed a Form 8-K to report that the Company entered into an Agreement and Plan of Merger with Eastman Chemical Company and Lipstick Acquisition Corp., a wholly owned subsidiary of Eastman Chemical Company.

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



May 12, 1999                                         /s/ John P. O'Mahoney
------------                                        --------------------------
                                                    John P. O'Mahoney
                                                    Vice Chairman and
                                                      Chief Executive Officer



May 12, 1999                                         /s/ Mark W. Joslin
------------                                        --------------------------
                                                    Mark W. Joslin
                                                    Chief Financial Officer
                                                      and Treasurer